Form 10-K
period 2024-12-31
Oaktree Acquisition Corp. III Life Sciences
filed 2025-03-27
CIK 2029769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-42383

Oaktree Acquisition Corp. III Life Sciences

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1799512
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

333 South Grand Avenue, 28th Floor Los Angeles, California	90071
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: +1 (213) 830-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fifth of one redeemable warrant	OACCU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	OACC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	OACCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12g of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐;	Accelerated filer	☐

Non-accelerated filer	☒;	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐;

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units (the “Units”) began trading on the Nasdaq Global Market (“Nasdaq”) on October 24, 2024 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants included in the Units began separate trading on Nasdaq on December 16, 2024 at the option of the holders thereof. The aggregate market value of the ordinary shares (as defined below) issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the $9.96 closing sales price for the ordinary shares on December 31, 2024, as reported on Nasdaq, was approximately $191,222,329.

As of March 27, 2025, there were 19,783,010 Class A ordinary shares and 4,799,758 Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•

“assets under management” or “AUM” represent assets managed by Oaktree and a proportionate amount of the AUM reported by DoubleLine Capital LP (“DoubleLine Capital”) and other minority corporate investments. Oaktree’s methodology for calculating AUM includes (i) the net asset value (NAV) of assets managed directly by Oaktree, (ii) the leverage on which management fees are charged, (iii) undrawn capital that Oaktree is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles (“CLOs”), the aggregate par value of collateral assets and principal cash, (v) for publicly-traded business development companies, gross assets (including assets acquired with leverage), net of cash, and (vi) Oaktree’s pro rata portion (20%) of the AUM reported by DoubleLine Capital and other minority corporate investments. This calculation of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts managed and is not calculated pursuant to regulatory definitions;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Company,” “we,” “us,” “our,” or “our Company” are to Oaktree Acquisition Corp. III Life Sciences, a Cayman Islands exempted company;

•	“Excise Tax” shall mean the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022;

•	“founders” are to Aman Kumar, Zaid Pardesi, and Mathew Pendo, senior investment professionals of Oaktree;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein (for the avoidance of doubt, such Class A ordinary shares are not “public shares” with redemption rights);

•

“initial public offering” are to the Company’s initial public offering of units, including any units sold in connection with the partially exercised over-allotment option granted to the underwriters of the Company’s initial public offering;

•	“management” or “our management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“Oaktree” are to Oaktree Capital Management, L.P., an affiliate of our sponsor, and its affiliates where applicable;

•

“permitted withdrawals” means amounts withdrawn or eligible to be withdrawn to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay our taxes (any withdrawals to pay for our taxes (which shall exclude the Excise Tax if any is imposed on us) shall not be subject to the $250,000 annual limitation described in the foregoing), such withdrawals can only be made from interest and not from the principal held in the trust account;

•

“private placement units” are to the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering (which private placement units are identical to the public units sold in our initial public offering, subject to certain limited exceptions as described in this Report), or upon conversion of working capital loans, as further described in this Report;

•

“private placement shares” are to the Class A ordinary shares underlying the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering, or upon conversion of working capital loans, as further described in this Report (such Class A ordinary shares delivered upon conversion shall not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination);

•

“private placement warrants” are to the non-redeemable warrants underlying the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering, or upon conversion of working capital loans, as further described in this Report;

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•

“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•

“public units” are to the units sold at $10.00 per unit in the Company’s initial public offering (whether they are purchased in the Company’s initial public offering or thereafter in the open market, including units that may be acquired by our sponsor or its affiliates in the open market following our initial public offering), each unit consisting of one public share and one-fifth of one public warrant;

•

“public warrants” are to the redeemable warrants sold as part of the public units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in the open market following our initial public offering);

•	“SEC” are to the U.S. Securities and Exchange Commission;

•

“sponsor” are to Oaktree Acquisition Holdings III LS, LLC, a Cayman Islands limited liability company acting by its managing member from time to time, being Oaktree Acquisition Holdings III LS GP, Ltd. as of the date of this Report; and

•	“warrants” are to our redeemable public warrants and non-redeemable private placement warrants, as further described in this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “continue,” “intends,” “will,” “potential,” “projects,” or “predicts,” or, in each case, the negative of such terms or other similar terms or similar expressions.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond our control) or other assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. The following include some but not all of the factors, risks or uncertainties (some of which are beyond our control) that could cause actual results or events to differ from those anticipated:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the amount of redemptions by our public shareholders in connection with amendments to our amended and restated memorandum and articles of association or the consummation of a business combination;

•

our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics, inflation, changes in diplomatic and trade relationships and acts of war or terrorism (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022 or other geopolitical tensions, such as an escalation of the conflict in the Middle East);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity, volatility and trading;

v

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. All forward-looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the risk factors and cautionary statements included in this Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have respectively conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

PART I

Item 1. Business

General

We are a newly organized blank check company incorporated on June 28, 2024, as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities, activities related to our initial public offering and our search for an initial business combination. We have not selected any specific business combination target yet. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare-related industries. In particular, we intend to target North American, British or European companies in the biopharmaceutical, medical devices, diagnostics, and specialized healthcare services sectors where our management has extensive investment experience.

Furthermore, we believe that our management team is positioned to drive ongoing value creation post-business combination, as the team has done with multiple prior investments in healthcare, healthcare-related and other sectors over time. We believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders. Our sponsor is an affiliate of Oaktree, a registered investment adviser with global investment experience. Through our affiliation with Oaktree, we intend to capitalize on the ability and experience of the Oaktree platform across healthcare or healthcare-related industries. Given Oaktree’s global reach and experience, we believe our team has the required investment, operational, diligence and capital raising expertise to effect a business combination with an attractive target and to position it for long-term success in the public markets. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

Oaktree

Oaktree is a leading global investment management firm founded in 1995 and headquartered in Los Angeles, California, with over 1,200 employees throughout offices in 23 cities in 17 countries (including offices of affiliates of Oaktree-managed funds). As of December 31, 2024, Oaktree had approximately $202 billion in assets under management. Of such AUM, approximately $18.3 billion is represented by its private equity strategies. Oaktree’s senior executives and investment professionals have focused on less efficient markets and alternative investments for the past 39 years. Oaktree emphasizes a value-oriented approach to deploying capital in control investing, listed equities, and other alternative investment strategies. Oaktree also has a stellar special purpose acquisition company (“SPAC”) track record, specifically in the healthcare space with two prior de-SPACing acquisitions of Hims & Hers Health, Inc. (NYSE:HIMS) and Alvotech (NASDAQ:ALVO).

Oaktree’s primary firm wide goal is to achieve attractive returns while effectively managing global risk and focusing on opportunistic situations across a wide variety of asset classes and market sectors. Oaktree believes that it can achieve this goal by taking advantage of “market inefficiencies” in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Oaktree believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. Most importantly, Oaktree believes this characteristic has allowed Oaktree to attract and retain a talented group of investment professionals, while being viewed as a partner of choice for potential investment opportunities.

We believe that the breadth of the Oaktree platform and the collective expertise of our management team will allow us to identify numerous initial acquisition targets across the healthcare or healthcare-related sectors. Oaktree’s multi- decade track record of successful investing in both public and private markets gives us differentiated access and insights into a deep network of institutional investors worldwide, as well as a diversified portfolio of lending relationships. Oaktree’s client base includes leading pension plans, insurance companies, endowments, foundations, and sovereign wealth funds. Furthermore, Oaktree expects to leverage its strong relationships with banks and other financial institutions as well as those with brokers, advisors and attorneys. This network of contacts is instrumental in obtaining access to investment opportunities, some of which are made available to Oaktree on a highly selective, and in some cases an exclusive, basis. We have not selected any specific business combination target yet. For more information on our sponsor and its controlling persons, please see the section entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Life Sciences Platform

Oaktree’s Life Sciences investment platform, co-led by our Chairman Dr. Aman Kumar has been an early mover in the life sciences private lending space, beginning its investing activity in 2013. Since that time, Oaktree has committed approximately $5 billion across 51 life sciences investments (through February 28, 2025) with no realized losses. The 11-person, life sciences-dedicated investment team has significant healthcare-specific, operational, and financial experience and varied backgrounds spanning business, healthcare equity and credit buy-side, investment banking and medicine. The life sciences industry has historically benefited from attractive secular growth (including through periods of macro economic downturn), and we believe this will continue, as growth in the sector is supported by technological innovation and favorable demographic trends. The industry has frequently outperformed the S&P 500 and exhibited a low correlation with the broader economy.

Since 2013, Oaktree’s Life Sciences team has evaluated over 800 investment opportunities, of which only fewer than 10% progressed into the final round with 51 investments eventually consummating. Of these 51 investments, 65% were in companies based in the US, 21% in European companies and balance in the UK and rest of the world. Sub-sector wise, about two-thirds were in the biopharma space, with the balance across medical devices and healthcare services.

We will be able to capitalize on the team’s healthcare-specific operational and financial experience and varied backgrounds spanning finance and medicine. We believe having a deep understanding of, ability to “speak the language”, and relationships within the life sciences industry provides a significant advantage when negotiating with management teams and evaluating prospective business combination targets.

Oaktree’s global platform, which offers significant differentiation relative to competitors, provides our company with key structural and operational advantages. We expect to (i) leverage Oaktree’s research capabilities and industry expertise, including a multi-million dollar annual research budget and over 350 investment professionals, (ii) access extensive deal flow from institutional client relationships, banks and brokers, (iii) attract talented investment professionals and advisors, (iv) enjoy increased influence with company boards and management teams, (v) seek restructuring advice if necessary from investment professionals managing over $45.6 billion as of December 31, 2024, across Oaktree’s opportunities funds and distressed strategies and (vi) leverage Oaktree’s extensive infrastructure, including over 800 back-office employees. Moreover, our team is particularly well positioned within Oaktree to manage the day-to-day efforts of our company given its experience managing OAC and OACB and its deep understanding of the public markets and how to tailor transactions that best position private companies to succeed as long-term public companies. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.”

Healthcare Opportunity

While we may pursue a business combination in any industry, we intend to focus on opportunities in the healthcare or healthcare-related industries in North America, the United Kingdom and Western Europe. The healthcare sector has seen continuous innovation and rapid technological advancements over the last decade, making it one of the fastest-growing industries. This growth has been driven by ongoing research into new treatment areas and disease states as well as by favorable demographic tailwinds given rapidly aging populations in developed markets. Of course, the industry has recently been heralded as a hero in the fight against the COVID-19 pandemic, and investor focus in the sector has increased meaningfully as life sciences companies rushed to develop diagnostic tests, therapeutics, and vaccines in record time during the pandemic. However, the demand for innovative and disruptive treatments and technologies pre-dates this pandemic, and we believe this dynamic will continue long into the future as companies continue to improve treatments for existing conditions and develop novel treatments for previously undiagnosed or untreatable diseases. Moreover, we believe the industry’s growth will accelerate in the coming years as populations age, the global middle class expands, and medical expenditures outpace GDP growth across the developed world. Unsurprisingly, this will be a highly capital-intensive endeavor, requiring significant spending on research and development, building out manufacturing and supply chain capacities, and commercializing new products and technologies. The industry’s already substantial financing needs should—like the global population’s median age—keep rising, which should create an ample opportunity set for increasing investment in the space.

Experience with Special Purpose Acquisition Companies

Certain members of our management team and board of directors have previous experience in the execution of public acquisition vehicles. In January 2021, Oaktree Acquisition Corp. consummated its initial business combination with Hims, Inc. The Class A common stock of the combined company, Hims & Hers Health, Inc. is traded on the New York Stock Exchange (“NYSE”) under the symbol “HIMS.” The closing price of the ordinary shares of Hims & Hers Health, Inc. on the NYSE on December 31, 2024 was $24.18. Prior to the acquisition of Hims & Hers Health, Inc., the SPAC lead an initial sourcing of approximately 300+ opportunities, then diligence approximately 75+ prospective targets and submitted 12 letters of intent. Oaktree Acquisition Corp. consummated its business combination without an extension and within 24 months of the closing of its initial public offering, as provided by its amended and restated memorandum and articles of association. The holders of 6,193 Class A ordinary shares of Oaktree Acquisition Corp. (or approximately 0.03% of the publicly held Class A ordinary shares) elected to have their shares redeemed in connection with the business combination with Hims, Inc.

Additionally, in June 2022, Oaktree Acquisition Corp. II consummated its initial business combination with Alvotech Holdings S.A. The ordinary shares and warrants of the combined company, Alvotech, are traded on Nasdaq under the symbol “ALVO” and “ALVOW,” respectively. The closing price of the ordinary shares and warrants of Alvotech on Nasdaq on December 31, 2024 were $13.23 and $3.11, respectively. Prior to the acquisition of Alvotech, the SPAC lead an initial sourcing of approximately 235+ opportunities, then diligence approximately 74+ prospective targets and submitted 9 letters of intent. Oaktree Acquisition Corp. II consummated its business combination without an extension and within 24 months of the closing of its initial public offering, as provided by its amended and restated memorandum and articles of association. The holders of 24,023,495 Class A ordinary shares of Oaktree Acquisition Corp. II (or approximately 96.09% of the publicly held Class A ordinary shares) elected to have their shares redeemed in connection with the business combination with Alvotech.

As of December 31, 2024, across both transactions Oaktree’s SPACs had generated a combined equity return of approximately 102% since their respective IPOs.

We believe that there is currently a large backlog of life sciences companies with 24 IPOs completed year-to-date and almost 64,000 biotechnology and pharmaceutical companies globally.

We believe our management and board of director’s capabilities and experience managing Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II will complement Oaktree Acquisition Corp. III Life Sciences and demonstrate the team’s resources required to effect a successful business combination in the current market conditions. In addition, we are well positioned to source additional funding in the capital markets, as required.

Oaktree Acquisition Corp. III Life Sciences will be a natural extension of our management’s day-to-day business and benefit from the proprietary deal flow the team sources, both internally, from other groups across the global Oaktree platform, and externally, from our management’s and board of director’s breadth of industry relationships.

Our founders and our directors and officers, Oaktree, or its affiliates expect in the future to become affiliated with other public special purpose acquisition companies that may have acquisition objectives that are similar to ours. See “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

The past experience or performance of the members of our management team or their affiliates, including Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II and Oaktree, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record or the performance of our management team or their affiliates, including Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II and Oaktree or any of their affiliates’ or managed fund’s performance as indicative of our future performance. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.”

Our Founders, Board of Directors and Management

Aman Kumar, MD, has served on our board of directors since July 2024 and became the Chairman of our board of directors in January 2025. Dr. Kumar is a managing director within Oaktree’s Global Private Debt strategy. He also serves as a co-portfolio manager for the strategy’s Life Sciences Lending platform which focuses on investment opportunities across the healthcare spectrum from biotechnology and pharmaceuticals to medical devices and healthcare services. Prior to joining Oaktree in 2014, Dr. Kumar spent three years at Deutsche Bank in London working on the Global Credit team, most recently as a vice president on the European High Yield trading desk. Since June 2023, Dr. Kumar has been serving on the board of directors of Sanius Health. He has also been a board member of Si02 Material Science since September 2023. He received an M.B.A. from the Wharton School at the University of Pennsylvania and holds a Bachelor of Medicine, Bachelor of Surgery degree from King’s College London. Prior to Wharton, Dr. Kumar worked as a surgeon in the UK National Health Service (NHS). He is a member of the Royal College of Surgeons of England. We believe Dr. Kumar’s significant investment experience and experience in the healthcare sector make him well qualified to serve as a member of our board of directors.

Zaid Pardesi has served as our Chief Executive Officer since July 2024 and became a director of the Company in January 2025. Mr. Pardesi is a managing director at Oaktree Capital. Mr. Pardesi also served as the Chief Financial Officer and Head of M&A of Oaktree Acquisition Corp. II from September 2020 until the closing of the business combination of Oaktree Acquisition Corp. II with Alvotech (NASDAQ: ALVO) in June 2022. From July 2019 to January 2021, Mr. Pardesi served as Chief Financial Officer and Head of M&A of Oaktree Acquisition Corp., which consummated a business combination with Hims & Hers Health, Inc. (NYSE: HIMS). He has spent his career originating, acquiring and managing middle-market companies in the industrial, consumer, and healthcare sectors, often operating platforms as Chief Financial Officer. Mr. Pardesi joined Oaktree in 2019 from The Cranemere Group, a global holding company, where he was a senior investment professional acquiring middle-market businesses. Prior thereto, Mr. Pardesi was an investor at H.I.G. Capital and at AEA Investors in New York and London. He began his career at Bain & Company. Mr. Pardesi received an M.B.A. from The Wharton School at the University of Pennsylvania, and a B.S. from Northwestern University, where he was a computer engineering and economics double major. We believe Mr. Pardesi’s significant investment experience make him well qualified to serve as a member of our board of directors.

Mathew Pendo has served as our Chief Operation Officer since July 2024. Mr. Pendo currently serves as the Managing Director, Head of Corporate Development and Capital Markets for Oaktree and the President of the following Oaktree managed Business Development Companies: Oaktree Specialty Lending Corporation, Oaktree Gardens OLP, LLC and Oaktree Strategic Credit Fund. Mr. Pendo joined Oaktree in 2015. Mr. Pendo has also served as a director of 17Capital since July 2022. Mr. Pendo previously served Chief Operating Officer of Oaktree Acquisition Corp. II until its business combination with Alvotech Holdings S.A., and as Chief Operating Officer of Oaktree Acquisition Corp. until its business combination with Hims, Inc. His prior experience includes serving as the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. He received a bachelor’s degree in economics from Princeton University, cum laude and is a former board member of Ally Financial, Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc.

Courtney Conigliaro has served as our Chief Financial Officer since July 2024 and is a senior vice president within Oaktree’s Finance organization, serving as head of the corporate accounting organization. She joined Oaktree’s Finance organization in 2021. She has spent her career managing and overseeing finance, accounting and reporting functions within the asset management and real estate industries, in a variety of management roles. Prior to working at Oaktree, Ms. Conigliaro worked at CBRE, Inc., a global commercial real estate services and investments company, from 2018 to 2021, where she was a senior director, serving as the global segment controller for their advisory segment and overseeing financial due diligence and integrations for the company’s mergers and acquisitions, including oversight of CBRE’s SPAC finance operations. She began her career as an auditor and consultant at Ernst & Young, serving strategic clients in the real estate and financial services industries. Ms. Conigliaro received a B.S. in Accountancy from Villanova University.

Paul Meister has served on our board of directors since October 2024. Mr. Meister has been a partner in Novalis LifeSciences, a life science-focused venture firm, since 2021. Mr. Meister is the co-founder, and since 2008, Chief Executive Officer of Liberty Lane Partners, LLC, a private investment company with investment holdings in healthcare, technology and distribution-related industries. From 2014 to 2018, Mr. Meister was President of MacAndrews & Forbes Incorporated, a private company that owns or controls a diverse set of businesses. Mr. Meister served as Chairman and Chief Executive Officer of inVentiv Health, Inc. (now Syneos Health Inc.) (NASDAQ: SYNH), a leading provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2014. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc. (NYSE: TMO), a scientific instruments equipment and supplies company, from 2006 to 2007. Mr. Meister was previously an Executive Officer of Fisher Scientific International, Inc., a predecessor of Thermo Fisher Scientific from 1991 to 2006. Mr. Meister has a bachelor’s degree from the University of Michigan and an M.B.A. from Northwestern University. Other public company directorships include Aptiv PLC (NYSE: APTIV) since July 2019; Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since August 2019; Oaktree Acquisition Corp. I (July 2019—January 2021) (NADSAQ: OAC); Oaktree Acquisition Corp. II (NASDAQ: OACB) from September 2020 to June 2022, Quanterix Corporation (NASDAQ: QTRX) since 2013, and Scientific Games Corporation (NASDAQ: SGMS) from March 2012 to June 2020. Mr. Meister is Co-Chair of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. We believe Mr. Meister’s significant investment experience and business strategy expertise make him well qualified to serve as a member of our board of directors.

Alvin Shih, M.D., has served on our board of directors since October 2024. Dr. Shih has broad experience in drug development, spanning multiple indications with a focus on rare diseases, including as the chief operating officer and founding member of Pfizer Inc.’s (NYSE: PFE) rare disease research unit from May 2010 to May 2014. Most recently, he has served as president and chief executive officer of Catamaran Bio, Inc. since February 2021. Prior to his current role, from July 2019 to December 2020 Dr. Shih served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for neurodegenerative diseases and that was acquired by Eli Lilly in October 2020. Before that, Dr. Shih was chief executive officer of Enzyvant Therapeutics from November 2016 to February 2019, where he led the company’s cell/tissue-based therapy development for treating a rare immunological disease. Dr. Shih was also the executive vice president and head of research at Retrophin, Inc. from May 2014 to October 2016 where he worked on therapies for multiple disease indications. Dr. Shih has been serving on the board of directors of Tenza from November 2021. Since January 2024, Dr. Shih has been serving on the board of directors of Zevra Therapeutics, Inc. (NASDAQ GS: ZVRA), and since July 2024, Dr. Shih has served on the board of directors of Imbria Pharmaceuticals. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. He received his medical degree from the University of Alabama and completed his residency training at Massachusetts General Hospital. Dr. Shih received his M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve as a member of our board of directors.

We believe our management team and board of directors is well positioned to take advantage of the growing set of investment opportunities focused on the healthcare industry and that our contacts and relationships will allow us to generate an attractive transaction for our shareholders.

With respect to the above, past experience or performance of our management team or Oaktree and their respective affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or Oaktree and their respective affiliates as indicative of future performance. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.” For a list of our executive officers and directors and entities for which a conflict of interest may or does exist between such officers and directors, on the one hand, and us, on the other hand, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by Oaktree or its affiliates and certain companies in which Oaktree or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Oaktree funds or other investment vehicles), then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets Oaktree typically considers most attractive for Oaktree funds and the types of acquisitions we expect Oaktree Acquisition Corp. III Life Sciences to find most attractive. As a result of due diligence from the broader platform, we may become aware of a potential transaction that is not a fit for the traditional investing activities of Oaktree but that is an attractive opportunity for us. In addition to the above, our officers and directors are not required to commit any specific amount of time to our affairs, and accordingly will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Business Strategy

While we will not be limited to a particular industry or geographic region, given the experience of our management team and Oaktree, our acquisition and value creation strategy is to identify, acquire and build a company in the healthcare and healthcare related industries, including biopharmaceutical, medical devices, diagnostics, and specialized healthcare services companies.

Our acquisition strategy will leverage Oaktree’s network of proprietary deal sourcing where we believe a combination of industry research, private equity sponsorship and lending relationships will provide us with a number of unique business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for our company. Our goal is to collaborate with a company that already is a fundamentally healthy company. We will seek to work with a potential acquisition candidate to access the capital markets, retain and attract top tier management talent, and execute a proprietary value-creation business plan helping the company continue to grow into the next phase of its life cycle. We intend to employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with strong downside protection from dependable cash flows and a durable business franchise. The management team along with our board of directors have experience in:

•	Operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting top talent;

•	Growing companies, both organically and through strategic transactions, expanding product portfolios and broadening geographic footprints;

•	Strategically investing in leading private and public healthcare companies to help accelerate growth and maturation;

•	Sourcing, structuring, acquiring and selling businesses;

•	Accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures; and

•	Fostering relationships with sellers, capital providers and experienced target management teams.

•	Building companies with resilient and flexible business models that have had success in navigating multiple periods of economic drawdowns.

Following the completion of our initial public offering, we have started to communicate with our management’s network of deal sourcing relationships to articulate the parameters for our search for a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•

Will benefit from a public currency. Access to the public equity markets could allow the target company to utilize an additional form of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet;

•	Has a healthy growing platform. We will seek to invest in companies that we believe possess attractive business models that will provide a growing platform for equity investors;

•

Has a management team and/or a strong sponsor that desires a significant equity stake in the post-business combination company. We will seek to partner with a management team and/or seller who is well-incentivized and aligned in an effort to create shareholder value;

•

Can be acquired at an attractive valuation for public market investors. We will seek to be a disciplined steward of capital that will invest on terms that we believe provide attractive risk-adjusted returns. We intend to focus on target companies with an approximate enterprise of $500 million – $1.5 billion;

•	Will be resilient to economic cycles. We will focus on recession-resilient business models;

•	Are commercial stage assets that have an attractive cash flow profile and/or unit economics. We will seek to target businesses with attractive financial attributes; and

•

Will benefit from Oaktree’s long-term sponsorship as it looks to accelerate its growth in the public markets. We intend to acquire a company which we believe will benefit from our differentiated industry network, brand and proprietary value-creation capabilities to improve financial performance and business planning.

These criteria are not intended to be exhaustive. We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

As described in more details below under “ —Other Consideration and Conflicts of Interest” and in the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors and conflicts of interest may arise if we select a business combination target that is affiliated with our sponsor, officer or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from either an independent investment banking firm or an independent accounting firm. We are not required to obtain such an opinion in any other context. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Such conflicts of interest in connection with a business combination with a business affiliated with our sponsor, executive officers or directors include conflicts related to the additional fiduciary and contractual duties that our directors and officers may have (as further described in the next paragraph) and conflicts resulting from our directors’ and officers’ indirect ownership in the founder shares and private placement units held by our sponsor and the effective price at which such securities were purchased by our sponsor and which may result in the selection of an acquisition target that subsequently declines in value and is unprofitable for public shareholders (while still profitable from our sponsor’s, directors’ and officers’ perspective) instead of not consummating a business combination at all or with a different business combination target (for more information, also see “—Other Consideration and Conflicts of Interest”).

Our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree and certain companies in which Oaktree or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies they may be involved in and any current or future Oaktree funds or other investment vehicles), he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Oaktree or our founders may be suitable for both us and a current or future Oaktree fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, may first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Oaktree, our founders or any members of our board of directors who are also employed by Oaktree or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Oaktree. Further, members of our management team directly or indirectly own ordinary shares and/or private placement units (including their underlying securities) following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

Although affiliates of our directors and officers or entities, to which they have fiduciary obligations, including Oaktree or certain of its current or future investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the healthcare or healthcare-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

Initial Business Combination

We must complete one or more business combinations that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the Company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, pursue an acquisition opportunity jointly with one or more parties affiliated with Oaktree, including without limitation, officers and partners of Oaktree, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a specified future issuance. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test.

If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Further, as the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. Because of our limited resources and such increased competition for business combination opportunities, including from other special purpose acquisition companies or other entities having a similar business objective to us, it may be more difficult for us to complete our initial business combination or negotiate attractive terms for our initial business combination. Depending on who our competitors will be when negotiating a business combination transaction, we may also be at a competitive disadvantage in successfully negotiating an initial business combination. For more information also see “Item 1A. Risk Factors—Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination—As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination” and “Item 1A. Risk Factors—Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination—Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.”

Pursuant to a letter agreement that the sponsor executed with us in connection with our initial public offering, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Further, pursuant to such letter agreement, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell founder shares and private placement units, as summarized in the table below. For more information on non-contractual resale restrictions, also see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Eligible for Future Sale—Rule 144,” “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Eligible for Future Sale—Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies,” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Summary of resale restrictions.”

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
Founder Shares	Agreement not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any	Our sponsor, directors and officers	Restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family

	option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) (each of the foregoing, a “Transfer”), until the earlier of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024).		members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and management team with respect to any founder shares and private placement units (including their underlying securities). Further, despite the 180 day Transfer restriction after October 23, 2024 (or April 21, 2025, which is 180 days following the pricing of our initial public offering and that is described under the column “Transfer restrictions” to the left of this column), the underwriting agreement authorizes registration with the SEC pursuant to the Registration Rights and Shareholder Rights Agreement of the resale of the founder shares, the private placement units (including any private placement units issued upon conversion of working capital loans) and their underlying securities, the exercise of the private placement warrants and the public warrants and the Class A ordinary shares issuable upon exercise of such warrants or conversion of founder shares.

Private Placement Units and underlying securities	No Transfer until 30 days after the completion of our initial business combination. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024).	Our sponsor, directors and officers	Same as above.

The letter agreement also provides that the sponsor and each director and officer agree to vote any founder shares, private placement shares included in private placement units and any public shares they may own in favor of a proposed initial business combination if we seek shareholder approval for such business combination and in favor of any proposals recommended by our board of directors in connection with such business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). Further, our sponsor, directors and officers also agree not to redeem any public shares they may hold in connection with such shareholder approval. The letter agreement may not be changed, amended, modified or waived as to any particular provision, except by a written instrument executed by (i) each director and officer signatory to the letter agreement with respect to herself or himself, as applicable, to the extent she or he are the subject of any such change, amendment, modification or waiver, (ii) us, and (iii) our sponsor. Changes, amendments, modifications or waivers to the Transfer restriction that lasts until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024) will require the written consent of the representatives of the underwriters of our initial public offering. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.”

In order to facilitate our initial business combination or for any other reason determined by our sponsor, our sponsor may, with our consent, (i) surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities held by it, including for no consideration in connection with a PIPE financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, and (iii) enter into any other arrangements with respect to any such securities.

We may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor or Oaktree removes itself as our sponsor before identifying a business combination. As a result, there is a risk that Oaktree and its affiliates, our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Aman Kumar, Zaid Pardesi or Mathew Pendo. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Other Considerations and Conflicts of Interest

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Oaktree or our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Oaktree, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Compensation of Sponsor, Sponsor’s Affiliates and Directors and Officers

The table below summarizes (i) the number of founder shares and private placement units issued to the sponsor in connection with the consummation of our initial public offering and the price paid by the sponsor for such securities, and (ii) the main items of compensation received or eligible to be received by the sponsor, our sponsor’s affiliates and our directors and officers:

ENTITY/ INDIVIDUAL	AMOUNT OF COMPENSATION RECEIVED OR TO BE RECEIVED OR SECURITIES ISSUED OR TO BE ISSUED	CONSIDERATION
Sponsor	4,799,758 founder shares(1)	$25,000 or approximately $0.005 per founder share
583,981 private placement units

	$25,000 per month	Office space, secretarial and administrative services

	Up to $300,000	Repayment of loans made to us to cover our initial public offering related and initial organizational expenses

Sponsor, officers or directors, or our or their affiliates	Up to $1,500,000 in working capital loans by our sponsor, our sponsor’s affiliates and our directors or officers. Such loans may be converted at the option of the lender into private placement units at a conversion price of $10.00 per unit(2)	Working capital loans to fund working capital deficiencies or finance transaction costs in connection with an initial business combination

	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.(3)	Services in connection with identifying, investigating and completing an initial business combination

(1)

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the founder shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Class B ordinary shares at the option of the holder thereof prior to the consummation of our initial business combination) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the private placement shares underlying private placement units) upon the consummation of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined immediately below) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent shares issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans made to the Company. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in connection with our initial business combination, including, but not limited to, a private placement of equity or debt. Due to this anti-dilution feature of our founder shares, the founder shares and Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the nominal price of $0.005 per founder share at which our sponsor purchased the founder shares and/or the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. Our sponsor, directors and officers and their affiliates may receive additional compensation and/or may be issued additional securities in connection with an initial business combination, including securities that may result in material dilution to public shareholders. For more information also see below under “ —Payments to insiders” and “—Additional financing.”

(2)

The $10.00 per private placement unit conversion price for such working capital loans may potentially be significantly less than the market price of our shares at the time the lenders elect to convert their working capital loans into private placement units. Further, the $11.50 exercise price of the private placement warrants included in the private placement units issuable upon conversion of working capital loans may be significantly less than the market price of our shares at the time such private placement warrants are exercised. Similarly, depending on the market price of our shares at the time our private placement warrants are exercised, the cashless exercise feature of our private placement warrants may also result in material dilution to our public shareholders given that the cashless exercise of the warrants will not result in any cash proceeds to us and holders of our private placement warrants would pay the private placement warrant exercise price by surrendering their warrants for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “Sponsor fair market value” (as defined immediately below) over the exercise price of the warrants by (y) the Sponsor fair market value. The “Sponsor fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. Therefore, such private placement unit issuances may result in significant dilution to holders of our shares. For more information also see “Item 1A. Risk Factor—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.”
(3)	For more information, also see “ —Sources of Target Businesses,” “Item 11. Executive Compensation” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Payments to insiders

As described in the above table, prior to or in connection with our initial business combination, we expect to make certain payments and reimbursements, or pay certain fees, to our sponsor, officers or directors, or our or their affiliates, including but not limited to the following:

•	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment for office space, secretarial and administrative services by our sponsor, in the amount of $25,000 per month;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

•

repayment of loans which may be made by our sponsor, affiliates of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement in connection with our initial public offering. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Any such payments will be made either (i) prior to the completion of our initial business combination using proceeds of our initial public offering and the sale of the private placement units held outside the trust account, funds received from permitted withdrawals or from loans made to us by our sponsor, affiliates of our sponsor or our officers and directors or (ii) in connection with or after the consummation of our initial business combination.

In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our sponsor relating to the monthly payment for services outlined therein, that we will indemnify our sponsor and its affiliates, including Oaktree, from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the sponsor and its affiliates, including Oaktree, and/or (iii) against our sponsor and/or Oaktree alleging any expressed or implied management or endorsement by our sponsor and/or Oaktree of any of our activities or any express or implied association between our sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our trust account.

Additional conflicts of interest considerations

Affiliates of Oaktree and members of our board of directors directly or indirectly own founder shares and private placement units (including their underlying securities) following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Due to their economic interest in our sponsor of approximately 70%, up to 13% and up to 13% respectively, each of an affiliated fund of Oaktree, Aman Kumar and Zaid Pardesi may be considered to have a material interest in our sponsor. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the founder shares and private placement units held by our sponsor may lose most of their value, except to the extent that the founder shares or the Class A ordinary shares included in the private placement units receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Similarly, additional conflicts of interests may arise and incentives may be created to select an acquisition target that subsequently declines in value and is unprofitable for public shareholders instead of not consummating a business combination if (i) after the redemption of public shareholders no assets are available outside of the trust account to repay any loans extended to us by our sponsor, affiliates of our sponsor or our officers and directors and to reimburse our sponsor and others for any out-of-pocket expenses incurred in connection with identifying, investigating and completing an initial business combination or (ii) not consummating a business combination within the allotted time may require service providers to forfeit their fees. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We have not selected any specific business combination target yet. Oaktree is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. We will not consider a business combination with any company that has already been identified to Oaktree as a suitable acquisition candidate for it, unless Oaktree, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with Oaktree’s applicable policies and procedures.

Oaktree may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These Oaktree investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree and certain companies in which Oaktree or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies they may be involved in and any current or future Oaktree funds or other investment vehicles), then he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Oaktree or our founders may be suitable for both us and a current or future Oaktree fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, may first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Oaktree, our founders or any members of our board of directors who are also employed by Oaktree or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Oaktree. Although affiliates of our directors and officers or entities, to which they have fiduciary obligations, including Oaktree or certain of its current or future investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the healthcare or healthcare-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the maximum extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer or another entity, including any entities managed by Oaktree or its affiliates and any companies in which Oaktree or such entities have invested, about which any of our officers or directors acquires knowledge (we will waive any claim or cause of action we may have in respect thereof), on the one hand, and us, on the other. In addition our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Further, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other future special purpose acquisition companies. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Oaktree. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Oaktree (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Oaktree and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. For more information on conflicts of interests, also see the sections entitled “Item 1A. Risk Factors —Risks Relating to our Sponsor and Management Team” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Securities—Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

As described under “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available,” the holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available. If the issuance of the Class A ordinary shares upon exercise of our public warrants is not registered or qualified or exempt from registration or qualification, the holders of such warrants will not be entitled to exercise their warrants and the warrants may have no value and expire worthless. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants (given the private placement warrants are exercisable for cash or “cashless” at the option of our sponsor and its permitted transferees) and our sponsor and its permitted transferees may sell the Class A ordinary shares issuable upon exercise of such private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the Class A ordinary shares issuable upon exercise.

Further, if and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A ordinary shares for sale under applicable state securities laws and even if an exemption from such registration or qualification is not available. As a result, we may redeem our public warrants even if the public holders are otherwise unable to exercise their public warrants (for more information, also see “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.”). In addition, the ability to redeem our public warrants could create conflicts of interest as it limits the potential upside of holders of our public warrants while our non-redeemable private placement warrants remain outstanding and become more valuable as our share price increases. Our management team may also require holders to exercise their warrants on a “cashless” basis, which would reduce the number of Class A ordinary shares received by a holder upon exercise of their warrants and thereby reduce the potential equity “upside” of a public holder’s investment in us. For more information, also see “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.”

Corporate Information

Our executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We maintain a corporate website at www.oaktreeacquisitioncorp.com and our telephone number is +1 (213) 830 6300. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the 5th July, 2024, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including, but not limited, underwriting discounts and commissions, marketing and road show efforts, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination initially in the amount of $193,579,022 as of December 31, 2024 (including $6,719,660 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target yet. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness, privately or through other means, in connection with our initial business combination, including pursuant to forward purchase agreements, non-redemption or backstop arrangements we may enter into following consummation of our initial public offering. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. For more information also see “ —Other Considerations and Conflicts of Interest—Payments to insiders” and “—Additional financing” as well as “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” or “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

Sources of Target Businesses

Our process of identifying acquisition targets will leverage Oaktree’s and our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Oaktree, our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our filings with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination (regardless of the type of transaction that it is), which we will disclose in the proxy statement filed in connection with our initial business combination. We are paying our sponsor a total of $25,000 per month for office space, secretarial and administrative support and agreed to reimburse our sponsor, officers or directors, or our or their affiliates, for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Oaktree or our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Oaktree, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. For more information, see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•

we issue (other than in a public offering for cash) Class A ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

•

any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase units, public shares, warrants or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire units, public shares or warrants or not redeem their public shares. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of securities our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase units, public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase units, public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

•

our sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, officers, advisors and their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of our security holders who sold to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “ —Permitted Purchases and Other Transactions with Respect to Our Securities” above for a description of how such persons will determine from which shareholders to seek to acquire securities.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants or any private placement units and their underlying securities. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and any public shares (including public shares that are part of a public unit) purchased after our initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). As a result, in addition to our founder shares and private placement shares included in the private placement units issued in connection with the consummation of our initial public offering, we would need 6,907,646, or 35.98%, of the 19,199,029 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we will not need any public shares in addition to our founder shares and the private placement shares included in the private placement units purchased by our sponsor simultaneously with our initial public offering to be voted in favor of an initial business combination in order to approve an initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, our management team and underwriters have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and

(ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants or our private placement units and their underlying securities.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to properly comply with the procedures to redeem shares, its shares may not be redeemed. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we have not consummated an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares included in private placement units they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of our initial public offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the implementation of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.4 million of proceeds held outside the trust account as of December 31, 2024, plus funds from permitted withdrawals, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us (excluding our independent registered accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,357,044 held outside of the trust account (as of December 31, 2024) and funds from permitted withdrawals with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we do not consummate an initial business combination within 24 months from the closing of our initial public offering.

	REDEMPTIONS IN CONNECTION REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, if any, divided by the number of the then-outstanding public shares, subject to any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase units, public shares or warrants in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and permitted withdrawals.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Additional Financing

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. Generally, the issuance of additional shares in a business combination:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of officers and directors;

•

may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. As of the date of this Report, we have no commitments to issue any shares in connection with such a transaction. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt following our initial public offering, we may choose to pursue a business combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the trust account. However, if we issue debt securities or otherwise incurs significant debt to banks or other lenders or the owners of a target, it could result in:

•	default and foreclosure on the assets of the post-business combination company if its operating revenues are insufficient to repay its debt obligations;

•

acceleration of the post-business combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	the post-business combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•

the post-business combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

•

using a substantial portion of the post-business combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on the post-business combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on the post-business combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

For more information also see “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs,” “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us,” or “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.”

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition or blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the 5th July, 2024, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

An investment in the Company’s securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units, Class A ordinary shares or warrants. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Summary of Risk Factors

The following is only a summary of certain risks to which we are exposed. We urge you to read the full risk factor section that begins after this “Summary of Risk Factors” section. Risks to which we are exposed include, but are not limited to, the following:

•

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective. Until we complete our initial business combination, we will have no operations and will generate no operating revenues.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

•

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

We may not be able to complete our initial business combination within 24 months from the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our warrants will expire without value to the holder if we do not complete our initial business combination within the timeframe required by our amended and restated memorandum and articles of association.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

•

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals or loans from our sponsor or management team to fund our search and to complete our initial business combination.

•

Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

•	We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

•	Because we are incorporated in the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares (excluding the private placement shares included in the private placement units) to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions and the per-share value of shares held by non-redeeming shareholders may reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares (excluding the private placement shares included in the private placement units) immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our founder shares and private placement shares included in the private placement units issued concurrently with the consummation of our initial public offering, we would need 6,907,646, or 35.98%, of the 19,199,029 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we will not need any public shares in addition to our founder shares and the private placement shares included in the private placement units purchased by our sponsor simultaneously with our initial public offering to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, such as the payment of expenses incurred in connection with the business combination. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels (for more information on additional financings, also see “—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs,” “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us,” and “—We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.”). Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “ —The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

While we are offering our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share included in such public units, resulting in an implied initial value of $10.00 per public share, the founder shares held by our sponsor were issued at a nominal aggregate purchase price of $25,000, or approximately $0.005 per share (which does not include and is not adjusted for the private placement shares included in the private placement units purchased by our sponsor simultaneously with the consummation of our initial public offering and the forfeiture at no cost to the Company of 231,492 Class B ordinary shares in connection with the partial exercise of the over-allotment option granted to the underwriters of our initial public offering). As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public shareholders’ and sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $191,990,290, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of approximately $7.81 per share, which is an approximately 21.9% decrease as compared to the initial implied value per public share of $10.00.

Public shares included in public units	19,199,029
Founder shares	4,799,758
Private placement shares included in private placement units	583,981
Total shares	24,582,768
Total funds in trust at closing of initial public offering and available for initial business combination (1)	$191,990,290
Implied value per share	$7.81
Public shareholders’ investment per share	$10.00
Sponsor’s average investment per share (2)	$1.09

(1)

Does not take into account other potential impacts on our valuation at the time of the business combination, such as the trading price of our public shares, interest accrued on any funds deposited in connection with the closing of the initial public offering, the business combination transaction costs (including payment of $6,719,660 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.

(2)	The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $5,839,810 investment in the private placement units, is $5,864,810.

While the implied value of our public shares may be diluted, the implied value of approximately $7.81 per share would represent a significant implied profit for our sponsor relative to the initial purchase price of the founder shares. Our sponsor invested an aggregate of $5,864,810 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $5,839,810 purchase price for the private placement units. At $7.81 per share, the 4,799,758 founder shares would have an aggregate implied value of

$37,486,109.98 and the 583,981 private placement units would have an implied value of $4,560,891.61. As a result, even if the trading price of our public units or Class A ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us, assuming it retains after closing of our initial business combination 4,799,758 Class A ordinary shares with respect to its 4,799,758 founder shares and 583,981 private placement units, even if the trading price of our public units or Class A ordinary shares were as low as approximately $1.09 per share. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our public units or Class A ordinary shares to decline, while our public shareholders who purchased their units in our initial public offering could lose significant value in their securities. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, including the emergence of new variants thereof, or other infectious diseases that could result in a widespread health crisis.

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic resulted, and other infectious diseases could result, in a widespread health crisis that may adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 reemerge or new variants of the COVID-19 virus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19, new variants thereof or other infectious diseases cause a prolonged economic downturn. Due to an inability to accurately predict future impacts of pandemics on businesses, there is a risk that COVID-19, new variants thereof or other infectious diseases that develop into a pandemic may make determinations and negotiations of valuation of target businesses more difficult, which could make it more difficult for us to consummate a business combination transaction.

The extent to which COVID-19 or other infectious diseases ultimately impact our identification and consummation of a business combination will also depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19, variants thereof or other infectious diseases and actions to contain such diseases or treat their impact, among others. While vaccines may be developed (and in the case of COVID-19 have been developed), there is no guarantee that any vaccine against an infectious disease will be durable and effective consistent with expectations. If the disruptions posed by a pandemic or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19, variants thereof or other health crises and related events.

Finally, the outbreak of COVID-19, variants thereof or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may engage our underwriters or any of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as M&A advisors in connection with an initial business combination or as placement agents in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause our underwriters to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriters or any of their affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agents in a private offering or arranging debt financing transactions. We may pay our underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with our underwriters or any of their affiliates and no fees or other compensation for such services will be paid to our underwriters or their affiliates prior to the date that is 60 days from the date of the final prospectus related to our initial public offering, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their affiliates’ financial interests are tied to the consummation of a business combination transaction, which may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. An increasing number of SPACs have liquidated beginning in the second half of the 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released for permitted withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, and our warrants will expire worthless. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “ —Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors and their affiliates may purchase units, public shares, equity-linked securities or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire units, public shares or warrants or not redeem their public shares, including such public shares included in public units. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of securities our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase units, public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase units, public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

•

our sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, officers, advisors and their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of our security holders who sold to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Item 1. Business—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive business combinations could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We encountered and expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account and funds from our permitted withdrawals are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $1,357,044 (as of December 31, 2024) are available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds from permitted withdrawals and funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If in addition to our permitted withdrawals we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us for permitted withdrawals or upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement concurrently with our initial public offering. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares. See “ —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors in this Report.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the company is in existence. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our sponsor may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the founder shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Class B ordinary shares at the option of the holder thereof prior to the consummation of our initial business combination) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the private placement shares included in the private placement units), plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we implement, following the approval of the shareholders, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our sponsor owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares (excluding the private placement shares included in the private placement units). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares are entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Holders of our public shares will not be entitled to vote on a special resolution to amend such provisions of our amended and restated memorandum and articles during such period. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares have the right to vote on the election of directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. For a more detailed discussion, see Exhibit 4.5 to this Report under the caption “Certain Differences in Corporate Law.”

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence may not surface all material issues with a particular target business. In addition, factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares are entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder.

The provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Holders of our public shares will not be entitled to vote on a special resolution to amend such provisions of our amended and restated memorandum and articles during such period.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses of special purpose acquisition companies have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry. Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States. These laws are intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility.

While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. Healthcare reform has had a significant impact on the healthcare sector in the United States and consequently has the ability to affect companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives may adversely affect the performance of a potential business combination.

Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare related company must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a target company. Additionally, expansion of facilities by healthcare related providers is subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

Certain healthcare related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the companies that are target businesses for investment.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 280,216,990 and 25,200,242 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination), subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. As of the date of this Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares in connection with the redemption of warrants as described in Exhibit 4.5 to this Report under “Warrants—Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of officers and directors;

•

may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “ —We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “ —We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. As of the date of this Report, we have no commitments to issue any shares in connection with such a transaction. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to pursue a business combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the trust account. However, if we issue debt securities or otherwise incurs significant debt to banks or other lenders or the owners of a target, it could result in:

•	default and foreclosure on the assets of the post-business combination company if its operating revenues are insufficient to repay its debt obligations;

•

acceleration of the post-business combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	the post-business combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•

the post-business combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

•

using a substantial portion of the post-business combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on the post-business combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on the post-business combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2024, we have approximately $1.4 million available in our trust account that we may use to complete our initial business combination (after deducting approximately $6,719,660 of deferred underwriting commissions being held in the trust account and not including any cash held outside of the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we do not adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of our public shares or the date of liquidation of the company unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption of our public shares or any liquidation of the company will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor, Oaktree Acquisition Holdings III LS, LLC, is a Cayman Islands limited liability company. Our sponsor currently owns 4,799,758 founder shares and purchased 583,981 private placement units in connection with the consummation of our initial public offering. Our sponsor has certain ties with non-U.S. persons and, as a result, CFIUS may deem our sponsor a “foreign person.” As such, our business combination could be subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”). If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, then there is an increased risk that restrictions, limitations or conditions will be imposed by CFIUS. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, other countries continue to strengthen their own national security investment clearance regimes (including with respect to technology, infrastructure, and data-related transactions), and a business combination that involves assets or entities outside of the U.S. may also face delays, limitations or restrictions as a result of notifications made under and/or compliance with these legal regimes. Heightened scrutiny of foreign direct investment worldwide, including changes to the implementing laws and regulations or agency practice, may constrain the universe of opportunities for a business combination.

Additionally, in August 2023, the President of the United States issued an executive order setting forth the framework for outbound investment controls regulating U.S. investment to countries and companies deemed to be averse to U.S. national security and foreign policy interests. While the U.S. Department of the Treasury issued a Notice of Proposed Rulemaking in June 2024 contemplating the imposition of notification requirements for, and the potential prohibition of, outbound investment involving semiconductors and microelectronics, quantum information technologies, and artificial intelligence by U.S. persons into certain entities with a nexus to China, the exact scope and application of the outbound investment program has yet to be determined. When restrictions on U.S. outbound investment become effective, these could limit the universe of business combinations investments available to the sponsor and/or adversely affect the governance and operations of the sponsor and/or the combined company.

Finally, more than two dozen U.S. states have enacted or are considering legislation that would prohibit, restrict or regulate foreign investment in real property in such states. The sponsor cannot exclude the possibility that some or all of these states may prohibit, restrict or regulate (including requiring disclosure) a business combination. Collectively, these laws also elevate the likelihood that the sponsor will be required or requested to disclose to U.S. federal and/or state regulators information the sponsor and/or the combined company, their structure and their beneficial ownership and control.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 24 months from the closing of our initial public offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•

restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares, which are represented in person or by proxy and are voted at a general meeting; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Holders of our public shares will not be entitled to vote on a special resolution to amend such provisions of our amended and restated memorandum and articles during such period. Our sponsor, and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 20% of our Class A ordinary shares upon the closing of our initial public offering (excluding the private placement shares included in the private placement units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units and the funds from permitted withdrawals will be sufficient to allow us to complete our initial business combination, because we have not yet selected any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units and the funds from permitted withdrawals prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of permitted withdrawals (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our public shares sold in our initial public offering, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding such 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded in connection with our initial business combination and we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of geopolitical events like the conflicts in Ukraine and Russia, the Israel-Hamas conflict, or economic impacts, such as a result of inflation, tariffs and the COVID-19 virus or any variants thereof. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies may change in ways adverse to us and our management team. Fewer insurance companies may offer quotes for directors and officers liability coverage, the premiums charged for such policies may increase and the terms of such policies may become less favorable.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The increase in, or persistency of, inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in, or the persistency of, inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration and shareholder rights agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, and its permitted transferees can demand that we register the resale of the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in private placement units (including any private placement units that may be issued upon conversion of working capital loans), such as the private placement shares included in private placement units, the warrants included in such private placement units and any Class A ordinary shares issuable upon conversion of such warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequently to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor, holders of working capital loans or their permitted transferees are registered for resale.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check companies. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to the registration and shareholder rights agreement that we entered into in connection with the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described in Exhibit 4.5 of this Report under the caption “Registration and Shareholder Rights” or under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration and Shareholder Rights Agreement.”

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check company.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our founders and our directors and officers, Oaktree, or its affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our sponsor and its affiliates and our directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests, limited partnership interests or other equity interests in our sponsor and indirect interests in our Class B ordinary shares and private placement units which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See the section titled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for more information.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See Exhibit 4.5 to this Report under “Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or sponsor which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or sponsor. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. As of the date of this Report, our sponsor, officers and directors are not aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. For more information, also see “Item 1. Business—Other Considerations and Conflicts of Interest” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 5,031,250 founder shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to Oaktree Acquisition Holdings III LS, LLC, our sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to our sponsor. Prior to such initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount so paid by the number of founder shares issued in consideration therefor. In connection with the partial exercise of the over-allotment option granted to the underwriters of our initial public offering, our sponsor forfeited 231,492 Class B ordinary shares to our sponsor at no cost to the Company, resulting in our sponsor holding 4,799,758 Class B ordinary shares. In addition, our sponsor has purchased 583,981 private placement units, at a price of $10.00 per share ($5,839,810 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. Holders of our founder shares and private placement shares included in the private placement units have agreed to waive their right to receive distributions from our trust account in connection with a redemption of our public shares. Unless there are liquidating distributions from assets outside the trust account, the founder shares and private placement units will be worthless if we do not consummate an initial business combination within the required time period. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our sponsor, Oaktree, directors and officers.

We have agreed to indemnify our sponsor, Oaktree and our officers and directors to the fullest extent permitted by law. However, our sponsor, Oaktree and our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our sponsor, Oaktree and our officers and directors may discourage shareholders from bringing a lawsuit against our sponsor, Oaktree and our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our sponsor, Oaktree and our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report and the Exhibit 4.5 thereto, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. Notwithstanding the foregoing, (a) any amendment to the terms of the private placement warrants shall only require our consent and the holders of a majority of the private placement warrants, (b) we may lower the exercise price of the warrants or extend the duration of the exercise period of the warrants without the consent of the registered holders of the warrants, and (c) we may in our sole discretion and at any time allow or require the exercise of the warrants on a “cashless basis” without the consent of any registered holders.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in Exhibit 4.5 to this Report under the heading “Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report and the Exhibit 4.5 thereto have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 3,839,805 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, also issued in a private placement as part of the private placement units sold to our sponsor an aggregate of 116,796 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans to us, up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement concurrently with our initial public offering and each such private placement unit would include one-fifth of a private placement warrant.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity- linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in Exhibit 4.5 to this Report under “Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We registered the Class A ordinary shares issuable upon exercise of the warrants in the registration statement related to our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, we have agreed that as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. If a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as such a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, is effective and during any period when we will have failed to maintain such an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

In no event will we be required to net cash settle any warrant. In the event that a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons are now, have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons are now, have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any claims or investigations, in which our management team and affiliated companies may become involved, may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters, will also be required for an amendment of a provision of the letter agreement that subjects the sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the sponsor and our officers and directors agree that, subject to certain limited exceptions described in the letter agreement (for more information on such limited exceptions, also see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Eligible for Future Sale”) and certain other exceptions described in the underwriting agreement, until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024), they will not, without the prior written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares (for more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “Item 1. Business—Initial Business Combination” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Units”). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor or Oaktree removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

We may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor or Oaktree removes itself as our sponsor before identifying a business combination (for more information, also see “—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval”). As a result, there is a risk that Oaktree and its affiliates, our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Aman Kumar, Zaid Pardesi or Mathew Pendo. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are incorporated company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Oaktree.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section in Exhibit 4.5 to this Report under “Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined immediately below) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. A U.S. Holder is a beneficial owner of our units, Class A ordinary shares or warrants who or that is, for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is subject to U.S. federal income tax regardless of its source; or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

The recent Excise Tax on stock buybacks could be imposed on redemptions of our shares if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On April 9, 2024, the Treasury issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized, and on June 28, 2024, the Treasury issued final Treasury regulations on the reporting and payment (but not the computation) of the Excise Tax. In the proposed Treasury regulations, the Treasury exempts from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates within the meaning of either Section 331 or Section 332(a) (but not both) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which includes distributions that occur in connection with redemptions. Under the proposed Treasury regulations, the Excise Tax may be applicable to redemptions by a covered corporation in connection with (i) a liquidation that is not a “complete liquidation” within the meaning of either Section 331 or Section 332(a) of the Code, (ii) an extension, depending on the timing of the extension relative to when the covered corporation consummates an initial business combination or liquidates and (iii) an initial business combination, depending on the structure of the initial business combination. Although the proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear. In addition, although taxpayers generally may rely on the proposed Treasury regulations until they are finalized, there is no assurance that the proposed Treasury regulations will be finalized in their current form, and therefore, the Excise Tax might apply to a future transaction undertaken by us (including after a business combination) in a manner that is different than described in the proposed Treasury regulations.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of shares and (v) the content of finalized regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in or transfer by way of continuation to a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We currently do not intend to make any cash distributions to shareholders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state and local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our initial business combination or reincorporation may result in taxes imposed on shareholders.

We may, subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located, or reincorporate or transfer by way of continuation to in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay taxes attributable to such income. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters, widespread health emergencies and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations and therefore, prior to the completion of a business combination, do not have any operations of our own that face cybersecurity threats. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for a business combination. Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the Company’s risk management activities in general and will be informed, promptly and as deemed necessary by our management team, of any cybersecurity threats or risks that may arise, cyber incidents and industry trends, including regarding the appropriate disclosure, mitigation, or other response or actions that our board deems appropriate to take. As of the date of this Report, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations. However, any such attack could adversely affect our business. We depend on the digital technologies of third parties and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. A penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.” in “Item 1A. Risk Factors—General Risk Factors.”

Item 2. Properties

We currently maintain our executive offices at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. The cost for our use of this space is included in the $25,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation currently pending or, to the knowledge of our management, contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary and warrants are each traded on the Nasdaq under the symbols “OACCU,” “OACC” and “OACCW,” respectively. Our units commenced public trading on October 24, 2024. Our Class A ordinary shares and warrants included in the public units began separate trading on December 16, 2024 at the option of the holders thereof.

(b) Holders

As of the date of this Report, we had one holder of record for our public units, one holder of record for our private placement units, one holder of record for our publicly held Class A ordinary shares, one holder of record for our Class B ordinary shares and one holder of record for our public warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination even if we have substantial assets outside the trust account. The payment of cash dividends following the completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Performance Graph

Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for issuance of 5,031,250 of our Class B ordinary shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to Oaktree Acquisition Holdings III LS, LLC, our sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to our sponsor. Such securities were issued in connection with our organization and subsequently transferred pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by our sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Company forfeited 231,492 founder shares at no cost to the Company.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Oaktree Acquisition Holdings III LS, LLC was to act as the company’s sponsor in connection with its initial public offering.

Our sponsor also purchased pursuant to a written agreement 583,981 private placement units, at a price of $10.00 per private placement unit, in connection with the closing of our initial public offering. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

Of the gross proceeds received from the initial public offering of our public units, $191,990,290 was placed in the Company’s trust account. The net proceeds of the initial public offering of our public units and certain proceeds from the sale of private placement units to our sponsor that were also deposited in the Company’s trust account may be held in cash, including in demand deposit accounts at a bank, or may be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. In connection with our initial public offering, we paid a total of approximately $3,839,806 in upfront underwriting discounts and commissions to the underwriters of our initial public offering. In addition, the underwriters agreed to defer approximately $6,719,660 in underwriting discounts and commissions until the closing of an initial business combination.

There has been no material change in the planned use of proceeds that we described in the final prospectus relating to our initial public offering. For more information on our use of proceeds going forward, also see “Item 1. Business” and other sections in this Report for (i) how we plan to effect an initial business combination with the funds deposited in our trust account, (ii) how we plan to use the proceeds held outside of the trust account and interest earned on the funds deposited in our trust account in connection with the search for an initial business combination and our ongoing working capital requirements, and (iii) how we may raise additional funds in connection with the consummation of an initial business combination. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination—If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account and funds from our permitted withdrawals are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search and to complete our initial business combination.”

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain statements contained in the discussion and analysis set forth below constitute forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated on June 28, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units to our sponsor in connection with our initial public offering, as well as our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2024 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from June 28, 2024 (inception) through December 31, 2024, we had a net income of $1,331,707, which consists of change on overallotment liability of $94,781 and interest earned on cash held in trust account of $1,588,732, offset by operating costs of $351,806.

Liquidity and Capital Resources

On October 25, 2024, we completed the initial public offering of 17,500,000 units, at $10.00 per unit, generating proceeds of $175,000,000. Simultaneous with the closing of the initial public offering, we consummated the sale of 550,000 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor, generating gross proceeds of $5,500,000.

Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the sponsor purchased an aggregate of 33,981 private placement units, at a price of $10.00 per private placement unit, for an aggregate purchase price of $339,810.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement units, a total of $191,990,290 was placed in the trust account. We incurred transaction costs of $11,587,475, consisting of $3,839,806 of cash underwriting fees, $6,719,660 of deferred underwriting fees, and $1,028,009 of other offering costs.

For the period from June 28, 2024 (inception) through December 31, 2024, net cash used in operating activities was $89,687. Net income of $1,331,707 was impacted by payment of operation costs through promissory note of $41,160, change on overallotment liability of $94,781 and interest earned on investment securities held in trust account of $1,588,732. Changes in operating assets and liabilities provided $220,959 of cash from operating activities.

As of December 31, 2024, we had cash of $193,579,022 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,357,044 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans are convertible at the option of the lender into private placement units identical to the private placement units sold to our sponsor in connection with our initial public offering, at a conversion price of $10.00 per unit.

As described in other parts of this Report, we may make permitted withdrawals from the trust account. Permitted withdrawals are amounts withdrawn or eligible to be withdrawn from our trust account to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay our taxes (any withdrawals to pay for our taxes (which shall exclude the Excise Tax if any is imposed on us) shall not be subject to the $250,000 annual limitation described in the foregoing); provided that such withdrawals can only be made from interest and not from the principal held in the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. We began incurring these fees on October 23, 2024 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. For more information on the administrative services and indemnification agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Administrative Services and Indemnification Agreement.”

The underwriters were entitled to an underwriting discount of $0.20 per public unit, or $3,839,806 in the aggregate, $3,500,000 of which were paid on October 25, 2024 and $339,806 of which were paid on October 30, 2024 in connection with the closing of the partially exercised over-allotment option granted to the underwriters of our initial public offering. In addition, in connection with the closing of the initial public offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, $0.35 per public unit sold, or $6,719,660 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters on October 30, 2024, the Company forfeited 231,492 Founder Shares at no cost to the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for the public warrants and private placement warrants issued in connection with the initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Redeemable Share Classification

The public shares will contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, certain amendments to the Company’s amended and restated memorandum and articles of association or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-22, which have been added at the end of this Report and which are incorporated into this Item 8. of the Report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

NAME	AGE	POSITION
Aman Kumar	44	Chairman and Director
Zaid Pardesi	42	Chief Executive Officer and Director
Mathew Pendo	61	Chief Operating Officer
Courtney Conigliaro	43	Chief Financial Officer
Paul Meister	72	Director
Alvin Shih	48	Director

Aman Kumar, MD, has served on our board of directors since July 2024 and became the Chairman of our board of directors in January 2025. Dr. Kumar is a managing director within Oaktree’s Global Private Debt strategy. He also serves as a co-portfolio manager for the strategy’s Life Sciences Lending platform which focuses on investment opportunities across the healthcare spectrum from biotechnology and pharmaceuticals to medical devices and healthcare services. Prior to joining Oaktree in 2014, Dr. Kumar spent three years at Deutsche Bank in London working on the Global Credit team, most recently as a vice president on the European High Yield trading desk. Since June 2023, Dr. Kumar has been serving on the board of directors of Sanius Health. He has also been a board member of Si02 Material Science since September 2023. He received an M.B.A. from the Wharton School at the University of Pennsylvania and holds a Bachelor of Medicine, Bachelor of Surgery degree from King’s College London. Prior to Wharton, Dr. Kumar worked as a surgeon in the UK National Health Service (NHS). He is a member of the Royal College of Surgeons of England. We believe Dr. Kumar’s significant investment experience and experience in the healthcare sector make him well qualified to serve as a member of our board of directors.

Zaid Pardesi has served as our Chief Executive Officer since July 2024 and became a director of the Company in January 2025. Mr. Pardesi is a managing director at Oaktree Capital. Mr. Pardesi also served as the Chief Financial Officer and Head of M&A of Oaktree Acquisition Corp. II from September 2020 until the closing of the business combination of Oaktree Acquisition Corp. II with Alvotech (NASDAQ: ALVO) in June 2022. From July 2019 to January 2021, Mr. Pardesi served as Chief Financial Officer and Head of M&A of Oaktree Acquisition Corp., which consummated a business combination with Hims & Hers Health, Inc. (NYSE: HIMS). He has spent his career originating, acquiring and managing middle-market companies in the industrial, consumer, and healthcare sectors, often operating platforms as Chief Financial Officer. Mr. Pardesi joined Oaktree in 2019 from The Cranemere Group, a global holding company, where he was a senior investment professional acquiring middle-market businesses. Prior thereto, Mr. Pardesi was an investor at H.I.G. Capital and at AEA Investors in New York and London. He began his career at Bain & Company. Mr. Pardesi received an M.B.A. from The Wharton School at the University of Pennsylvania, and a B.S. from Northwestern University, where he was a computer engineering and economics double major. We believe Mr. Pardesi’s significant investment experience make him well qualified to serve as a member of our board of directors.

Mathew Pendo has served as our Chief Operation Officer since July 2024. Mr. Pendo currently serves as the Managing Director, Head of Corporate Development and Capital Markets for Oaktree and the President of the following Oaktree managed Business Development Companies: Oaktree Specialty Lending Corporation, Oaktree Gardens OLP, LLC and Oaktree Strategic Credit Fund. Mr. Pendo joined Oaktree in 2015. Mr. Pendo has also served as a director of 17Capital since July 2022. Mr. Pendo previously served Chief Operating Officer of Oaktree Acquisition Corp. II until its business combination with Alvotech Holdings S.A., and as Chief Operating Officer of Oaktree Acquisition Corp. until its business combination with Hims, Inc. His prior experience includes serving as the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. He received a bachelor’s degree in economics from Princeton University, cum laude and is a former board member of Ally Financial, Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc.

Courtney Conigliaro has served as our Chief Financial Officer since July 2024 and is a senior vice president within Oaktree’s Finance organization, serving as head of the corporate accounting organization. She joined Oaktree’s Finance organization in 2021. She has spent her career managing and overseeing finance, accounting and reporting functions within the asset management and real estate industries, in a variety of management roles. Prior to working at Oaktree, Ms. Conigliaro worked at CBRE, Inc., a global commercial real estate services and investments company, from 2018 to 2021, where she was a senior director, serving as the global segment controller for their advisory segment and overseeing financial due diligence and integrations for the company’s mergers and acquisitions, including oversight of CBRE’s SPAC finance operations. She began her career as an auditor and consultant at Ernst & Young, serving strategic clients in the real estate and financial services industries. Ms. Conigliaro received a B.S. in Accountancy from Villanova University.

Paul Meister has served on our board of directors since October 2024. Mr. Meister has been a partner in Novalis LifeSciences, a life science-focused venture firm, since 2021. Mr. Meister is the co-founder, and since 2008, Chief Executive Officer of Liberty Lane Partners, LLC, a private investment company with investment holdings in healthcare, technology and distribution-related industries. From 2014 to 2018, Mr. Meister was President of MacAndrews & Forbes Incorporated, a private company that owns or controls a diverse set of businesses. Mr. Meister served as Chairman and Chief Executive Officer of inVentiv Health, Inc. (now Syneos Health Inc.) (NASDAQ: SYNH), a leading provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2014. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc. (NYSE: TMO), a scientific instruments equipment and supplies company, from 2006 to 2007. Mr. Meister was previously an Executive Officer of Fisher Scientific International, Inc., a predecessor of Thermo Fisher Scientific from 1991 to 2006. Mr. Meister has a bachelor’s degree from the University of Michigan and an M.B.A. from Northwestern University. Other public company directorships include Aptiv PLC (NYSE: APTIV) since July 2019; Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since August 2019; Oaktree Acquisition Corp. I (July 2019—January 2021) (NADSAQ: OAC); Oaktree Acquisition Corp. II (NASDAQ: OACB) from September 2020 to June 2022, Quanterix Corporation (NASDAQ: QTRX) since 2013, and Scientific Games Corporation (NASDAQ: SGMS) from March 2012 to June 2020. Mr. Meister is Co-Chair of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. We believe Mr. Meister’s significant investment experience and business strategy expertise make him well qualified to serve as a member of our board of directors.

Alvin Shih, M.D., has served on our board of directors since October 2024. Dr. Shih has broad experience in drug development, spanning multiple indications with a focus on rare diseases, including as the chief operating officer and founding member of Pfizer Inc.’s (NYSE: PFE) rare disease research unit from May 2010 to May 2014. Most recently, he has served as president and chief executive officer of Catamaran Bio, Inc. since February 2021. Prior to his current role, from July 2019 to December 2020 Dr. Shih served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for neurodegenerative diseases and that was acquired by Eli Lilly in October 2020. Before that, Dr. Shih was chief executive officer of Enzyvant Therapeutics from November 2016 to February 2019, where he led the company’s cell/tissue-based therapy development for treating a rare immunological disease. Dr. Shih was also the executive vice president and head of research at Retrophin, Inc. from May 2014 to October 2016 where he worked on therapies for multiple disease indications. Dr. Shih has been serving on the board of directors of Tenza from November 2021. Since January 2024, Dr. Shih has been serving on the board of directors of Zevra Therapeutics, Inc. (NASDAQ GS: ZVRA), and since July 2024, Dr. Shih has served on the board of directors of Imbria Pharmaceuticals. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. He received his medical degree from the University of Alabama and completed his residency training at Massachusetts General Hospital. Dr. Shih received his M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve as a member of our board of directors.

We believe our management team and board of directors is well positioned to take advantage of the growing set of investment opportunities focused on the healthcare industry and that our contacts and relationships will allow us to generate an attractive transaction for our shareholders.

With respect to the above, past experience or performance of our management team or Oaktree and their respective affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or Oaktree and their respective affiliates as indicative of future performance. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.” For a list of our executive officers and directors and entities for which a conflict of interest may or does exist between such officers and directors, on the one hand, and us, on the other hand, please refer to the section entitled “ —Conflicts of Interest” below.

Certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by Oaktree or its affiliates and certain companies in which Oaktree or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Oaktree funds or other investment vehicles), then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets Oaktree typically considers most attractive for Oaktree funds and the types of acquisitions we expect Oaktree Acquisition Corp. III Life Sciences to find most attractive. As a result of due diligence from the broader platform, we may become aware of a potential transaction that is not a fit for the traditional investing activities of Oaktree but that is an attractive opportunity for us. In addition to the above, our officers and directors are not required to commit any specific amount of time to our affairs, and, accordingly will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Paul Meister, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Alvin Shih, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Aman Kumar and Zaid Pardesi, will expire at our third annual meeting of shareholders.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the Company is in existence. Further, as a Cayman Islands exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. We may not hold an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the vote of a majority of the remaining directors.

Pursuant to the registration and shareholder rights agreement entered into in connection with the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, are entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship with such company which in the opinion of such company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Paul Meister and Alvin Shih are “independent directors” as defined in the Nasdaq listing standards. Paul Meister and Alvin Shih are independent under applicable SEC rules. We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the audit committee composition requirement and majority independent board requirement and, following the closing of our initial public offering, we expect to appoint an additional director that will meet the independence and financial literacy requirements of applicable Nasdaq and SEC rules. Our independent directors will regularly schedule meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors will have three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that will be approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors. Paul Meister and Alvin Shih serve as members of our audit committee. We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the audit committee composition requirement and, following the closing of our initial public offering, we expect to appoint an additional director that will meet the independence and financial literacy requirements of applicable Nasdaq and SEC rules. Our board of directors has determined that each of Paul Meister and Alvin Shih is independent. Paul Meister will serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Paul Meister qualifies as “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee will be responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee are Paul Meister and Alvin Shih, and Alvin Shih serves as chairman of the nominating committee. Our board of directors has determined that each of Paul Meister and Alvin Shih is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee will not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee are Paul Meister and Alvin Shih, and Alvin Shih serves as chairman of the compensation committee.

Our board of directors has determined that each of Paul Meister and Alvin Shih is independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. For more information on compensation of our directors and executive officers, see “Item 11. Executive Compensation” of this Report.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s Compensation Committee. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19 to this Report. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable Nasdaq requirements. We expect that following the consummation of a business combination, any post-business combination company will adopt an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the company’s securities by directors, officers and employees, or the company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards in connection with the business combination transaction.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. The full text of our Code of Ethics has been posted on the investor relations section of our website www.oaktreeacquisitioncorp.com. We intend to disclose future amendments to our Code of Ethics, or any waivers of such policy, on our website www.oaktreeacquisitioncorp.com, or in public filings. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2024 there were no delinquent filers.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer or another entity, including any entities managed by Oaktree or its affiliates and any companies in which Oaktree or such entities have invested, about which any of our officers or directors acquires knowledge (we will waive any claim or cause of action we may have in respect thereof), on the one hand, and us, on the other. In addition our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. As described in more details under “Item 1. Business—Other Considerations and Conflicts of Interest,” although affiliates of our directors and officers or entities, to which they have fiduciary obligations, including Oaktree or certain of its current or future investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Oaktree, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the healthcare or healthcare-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Aman Kumar	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director

	Sanius Health	Healthcare	Director

	Si02 Material Science	Material Science	Director

Zaid Pardesi	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director

	Solutions Mechanical LLC	Commercial and industrial heating, ventilation and air conditioning	President

Mathew Pendo	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director, Head of Corporate Development and Capital Markets

	Oaktree Specialty Lending Corporation	Asset Management	President

	Oaktree Strategic Credit Fund	Asset Management	President

	Oaktree Gardens OLP, LLC	Asset Management	President

	17Capital	Asset Management	Director

Courtney Conigliaro	Oaktree Capital Management, L.P. (1)	Asset Management	Senior Vice President – Head of Corporate Accounting

Paul Meister	Liberty Lane Partners, LLC (2)	Investment Company	Co-Founder

	Quanterix Corporation	Biotechnology	Director

	Aptiv PLC	Technology	Director

	Novalis LifeSciences (2)	Biotechnology	Partner

	Amneal Pharmaceuticals, Inc.	Healthcare	Chairman and Director

	University of Michigan’s Life Sciences Institute	Life Sciences	Co-Chair of External Advisory Board; Chair of the Provost’s Advisory Committee

Alvin Shih	Catamaran Bio, Inc.	Healthcare	President and Chief Executive Officer

	Tenza	Biotechnology	Director

	Zevra Therapeutics, Inc.	Healthcare	Director

	Imbria Pharmaceuticals	Healthcare	Executive Chair

(1)	Includes certain of its funds and other affiliates.
(2)	Includes certain portfolio companies of such entities or companies in which such entities have made investments.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Further, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

•

Our sponsor subscribed for founder shares and purchased private placement units in a transaction that closed in connection with the closing of our initial public offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and their private placement units if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units (and any private placement share or private placement warrant included in such private placement units) will not be transferable until 30 days following the completion of our initial business combination. Except as described herein, our sponsor, directors and officers also agreed not to transfer any of their securities until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024). For more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “Item 1. Business—Initial Business Combination.” Because each of our executive officers and director owns ordinary shares and/or private placement units (including their underlying securities) directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the founder shares and private placement units held by our sponsor may lose most of their value, except to the extent that the founder shares or the Class A ordinary shares included in the private placement units receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Similarly, additional conflicts of interests may arise and incentives may be created to select an acquisition target that subsequently declines in value and is unprofitable for public shareholders instead of not consummating a business combination if (i) after the redemption of public shareholders no assets are available outside of the trust account to repay any loans extended to us by our sponsor, affiliates of our sponsor or our officers and directors and to reimburse our sponsor and others for any out-of-pocket expenses incurred in connection with identifying, investigating and completing an initial business combination or (ii) not consummating a business combination within the allotted time may require service providers to forfeit their fees.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Oaktree or our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Oaktree, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. Further, commencing on the date our securities were first listed on the Nasdaq, we have been paying our sponsor $25,000 per month for office space, secretarial and administrative services.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and public shares purchased during or after our initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

For more information on certain risks and conflicts of interests, please also see “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team.”

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into customary agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. As described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Paul Meister and Alvin Shih, our independent directors, were given an opportunity to make an investment for a non-controlling minority position in our sponsor. Commencing on October 23, 2024 through the earlier of consummation of our initial business combination and our liquidation, we have been paying our sponsor for office space, secretarial and administrative services in the amount of $25,000 per month. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account or funds received from permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. For more information on our compensation committee, compensation committee interlocks and insider participation and our clawback policy, see “Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation” in this Report.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Report based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of each class of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 19,783,010 Class A ordinary shares (including the sponsor’s private placement shares that are included in the private placement units that it is holding) and 4,799,758 Class B ordinary shares issued and outstanding as of December 31, 2024. Voting power represents the combined voting power of Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the private placement warrants included in the private placement units held by the sponsor as these warrants are not exercisable within 60 days of the date of this Report.

	Class B ordinary shares		Class A ordinary shares			Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Sponsor and Directors and Officers
Oaktree Acquisition Holdings III LS, LLC (our sponsor)(3)(4)	4,799,758	100.00%	583,981	(10)	2.95%	21.90%
Aman Kumar(4)(5)	—	—	—		—	—
Zaid Pardesi(4)(5)	—	—	—		—	—
Mathew Pendo(5)	—	—	—		—	—
Courtney Conigliaro(5)	—	—	—		—	—
Paul Meister(6)	—	—	—		—	—
Alvin Shih(6)	—	—	—		—	—
All officers and directors as a group (six individuals)(4)(5)(6)	—	—	—		—	—
Other 5% Holders
Healthcare of Ontario Pension Plan Trust Fund(7)	—	—	1,700,000		8.59%	6.92%
AQR Capital Management, LLC(8)	—	—	1,992,375		10.07%	8.10%
Millennium Management LLC(9)	—	—	916,743		4.63%	3.73%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.
(2)

Assuming the automatic conversion of Class B ordinary shares into Class A ordinary shares at the time of the Company’s initial business combination. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination), subject to adjustment pursuant to certain anti-dilution rights, as further described in this Report.

(3)

As reported on the Schedule 13G filed on February 12, 2025 (the “Statement”), the sponsor is the record holder of 4,799,758 Class B ordinary shares and 583,981 private placement units, which include 583,981 private placement shares and 116,796 private placement warrants. Our sponsor is organized in the Cayman Islands as a limited liability company for the purpose of holding securities in us and providing certain services to us pursuant to the administrative services and indemnification agreement, as further described in this Report. The managing member of our sponsor is Oaktree Acquisition Holdings III LS GP, Ltd (“Holding GP”). The director of Holdings GP is Oaktree Capital Management, L.P., whose general partner is Oaktree Capital Management GP, LLC. The sole managing member of Oaktree Capital Management GP, LLC is Oaktree Capital Holdings, LLC (“OCH”). The direct owner of all of the Class B units of OCH is Oaktree Capital Group Holdings, L.P, whose general partner is Oaktree Capital Group Holdings GP, LLC. As a result of such relationships, each of the foregoing (collectively, the “Oaktree Parties”) may be deemed to beneficially own the reported securities but, pursuant to Rule 13d-4 of the Exchange Act, the Oaktree Parties have declared that filing the Statement shall not be construed as an admission that any such person is, for the purposes of Section 13(d) and/or Section 13(g) of the Exchange Act, the beneficial owner of any securities covered by the Statement.

(4)

Due to their economic interest in our sponsor of approximately 70%, up to 13% and up to 13% respectively, each of an affiliated fund of Oaktree, Aman Kumar and Zaid Pardesi may be considered to have a material interest in our sponsor.

(5)	Does not include any shares indirectly owned by this individual as a result of his direct or indirect ownership interest in our sponsor.
(6)

Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor. Paul Meister and Alvin Shih, our independent directors, were given an opportunity to make an investment for a non-controlling minority position in our sponsor.

(7)

Represents Class A ordinary shares held by Healthcare of Ontario Pension Plan Trust Fund, a pension plan formed as a trust under the laws of Ontario, Canada and registered with the Financial Services Regulatory Authority of Ontario, pursuant to the Schedule 13G filed by this beneficial owner on February 14, 2025. The business address of this beneficial owner is 1 York Street, Suite 1900, Toronto, Ontario, Canada, M5J 0B6.

(8)

Represents Class A ordinary shares included in 1,992,375 public units, for which AQR Capital Management, LLC, Capital Management Holdings, LLC and AQR Arbitrage, LLC are being reported to have shared voting and dispositive power pursuant to a Schedule 13G filed by such entities on November 7, 2024. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of each of the foregoing entities, each of which are incorporated in Delaware, USA, is One Greenwich Plaza, Greenwich, CT 06830.

(9)

Represents Class A ordinary shares, which, pursuant to a Schedule 13G filed by Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander on October 29, 2024 (the “Millenium Statement”), are reported as being potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander and are reported as being held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The Millenium Statement should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the Class A ordinary shares held by such entities. The business address of each of the foregoing entities, each of which are incorporated in Delaware, USA, is 399 Park Avenue, New York, New York 10022. The business address of Mr. Englander, a United States citizen, is c/o Millennium Management LLC, 399 Park Avenue, New York, New York 10022.

(10)

Represents private placement shares included in the 583,981 private placement units purchased by the sponsor in connection with the consummation of the initial public offering, as further described in this Report.

As of the date of this Report, our sponsor beneficially owns approximately 20% of the issued and outstanding ordinary shares (excluding the private placement shares included in the private placement units) and will have the right to elect all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Further, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and public shares purchased during or after our initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Transfers of Founder Shares and Private Placement Units

The founder shares and private placement units are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our sponsor and our management team. Our sponsor and our management team have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement units (including any private placement shares or private placement warrants included in such private placement units) until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. For a summary of the material terms of the transfer restrictions described in the foregoing, the letter agreement in which the transfer restrictions are included and whether and when our sponsor may sell securities, please see “Item 1. Business—Initial Business Combination” and below“—Securities Eligible for Future Sale.”

Our letter agreement with our sponsor, officers and directors contains provisions relating to the transfer restrictions described above may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, will also be required for an amendment of a provision of the letter agreement that subjects the sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the sponsor and our officers and directors agree that, subject to the same exceptions described in the preceding paragraph and certain other exceptions described in the underwriting agreement, until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024), they will not, without the prior written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares (for more information on the transfer restrictions and the exceptions thereto included in the underwriting agreement, also see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Letter Agreement”).

While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Securities Eligible for Future Sale

As of the date of this Report, we have 19,783,010 Class A ordinary shares (including 583,981 Class A ordinary shares included in the private placement units held by our sponsor) and 4,799,758 Class B ordinary shares issued and outstanding. Of these shares, the 19,199,029 Class A ordinary shares included in the public units sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any Class A ordinary shares purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act. Similarly, any public units or public warrants sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any public units purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act. All of the outstanding founder shares (4,799,758 Class B ordinary shares) and all of the outstanding private placement units (583,981 private placement units), and the securities underlying the foregoing, are restricted securities under Rule 144, in that they were issued in private transactions not involving a public offering.

Rule 144

Pursuant to Rule 144, a person who has beneficially owned restricted shares or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale and have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12 months (or such shorter period as we were required to file reports) preceding the sale.

Persons who have beneficially owned restricted shares or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of:

•	1% of the total number of ordinary shares then outstanding, which will equal to 197,831 shares as of the date of the Report; and

•	the average weekly reported trading volume of the Class A ordinary shares during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales by our affiliates under Rule 144 are also limited by manner of sale provisions and notice requirements and to the availability of current public information about us.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our sponsor will be able to sell its founder shares and its private placement units and their underlying securities pursuant to Rule 144 without registration one year after we have completed our initial business combination.

Summary of resale restrictions

The below table summarizes the material terms of the restrictions described in the subsections above and whether and when our sponsor may sell securities purchased in connection with or concurrently with our initial public offering.

As described further above, pursuant to a letter agreement entered with us in connection with our initial public offering, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell founder shares, private placement units and public units (none were purchased in connection with the offering), as summarized in the table below. For more information on non-contractual resale restrictions, also see above “ —Securities Eligible for Future Sale—Rule 144” and “—Securities Eligible for Future Sale—Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.”

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
Founder Shares (1)(2)	Agreement not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) (each of the foregoing, a “Transfer”), until the earlier of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public	Our sponsor, directors and officers	Restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation

	shareholders having the right to exchange their ordinary shares for cash, securities or other property. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024).		of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and management team with respect to any founder shares and private placement units (including their underlying securities). Further, despite the 180 day Transfer restriction after October 23, 2024 (or April 21, 2025, which is 180 days following the pricing of our initial public offering and that is described under the column “Transfer restrictions” to the left of this column), the underwriting agreement authorizes registration with the SEC pursuant to the Registration Rights and Shareholder Rights Agreement of the resale of the founder shares, the private placement units (including any private placement units issued upon conversion of working capital loans) and their underlying securities, the exercise of the private placement warrants and the public warrants and the Class A ordinary shares issuable upon exercise of such warrants or conversion of founder shares

Private Placement Units and underlying securities (1)(2)	No Transfer until 30 days after the completion of our initial business combination. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or	Our sponsor, directors and officers	Same as above.

(1)

For more information on the number securities beneficially held by our sponsor, please see the beneficial ownership table in above in this section “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(2)

The founder shares and private placement units, including any private placement shares and private placement warrants included in such private placement units, issued in connection or simultaneously with our initial public offering are restricted securities and subject to the limitations on transfer described above under “ —Securities Eligible for Future Sale—Rule 144” and “ —Securities Eligible for Future Sale—Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.” Further, our sponsor, its permitted transferees or any other person that becomes an affiliate of the post-business combination company for purposes of Rule 144 under the Securities Act may be subject to additional resale restrictions with respect to securities they hold, as described above.

The letter agreement may not be changed, amended, modified or waived as to any particular provision, except by a written instrument executed by (i) each director and officer signatory to the letter agreement with respect to herself or himself, as applicable, to the extent she or he are the subject of any such change, amendment, modification or waiver, (ii) us, and (iii) our sponsor. Changes, amendments, modifications or waivers to the Transfer restriction that lasts until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024) will require the written consent of the representatives of the underwriters of our initial public offering. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval” and above under “ —Transfers of Founder Shares and Private Placement Units.”

In order to facilitate our initial business combination or for any other reason determined by our sponsor, our sponsor may, with our consent, (i) surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration in connection with a PIPE financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, held by it and (iii) enter into any other arrangements with respect to any such securities.

We may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor or Oaktree removes itself as our sponsor before identifying a business combination. As a result, there is a risk that Oaktree and its affiliates, our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Aman Kumar, Zaid Pardesi or Mathew Pendo. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Registration and Shareholder Rights Agreement

In addition, pursuant to the registration and shareholder rights agreement that we entered into in connection with our initial public offering, (i) our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, and (ii) our sponsor will have certain registration rights with respect to the securities they hold or may acquire, including any founder shares and/or private placement units (including the securities that are included in such units) they hold. For more information see the section of this Report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Registration and Shareholder Rights Agreement.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Conflicts. As more fully discussed in the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We may also pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. For more information also see below “ —Policy for Approval of Related Party Transactions.”

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Founder Share Subscription Agreement. On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 5,031,250 founder shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to Oaktree Acquisition Holdings III LS, LLC, our sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by our sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Company forfeited 231,492 founder shares at no cost to the Company. The 4,799,758 founder shares (including the Class A ordinary shares issuable upon exercise thereof) held by the Sponsor following the forfeiture of 231,492 founder shares may not, subject to certain limited exceptions described below “ —Letter agreement,”, be transferred, assigned or sold by the holder.

Private Placement Units Purchase Agreement. In connection with the consummation of our initial public offering, our sponsor also purchased 583,981 private placement units for a purchase price of $10.00 per unit in a private placement. The private placement units and their underlying securities may not, subject to certain limited exceptions described below under “ —Letter agreement,” be transferred, assigned or sold by their respective holders.

Administrative Services and Indemnification Agreement. We currently maintain our executive offices at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. The cost for our use of this space is included in the $25,000 per month fee we pay to our sponsor for office space, administrative and support services, commencing on October 23, 2024. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with our sponsor relating to the monthly payment for services outlined therein, that we will indemnify our sponsor and its affiliates, including Oaktree, from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the sponsor and its affiliates, including Oaktree, and/or (iii) against our sponsor and/or Oaktree alleging any expressed or implied management or endorsement by our sponsor and/or Oaktree of any of our activities or any express or implied association between our sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our trust account.

Loans for Offering Expenses and Working Capital Loans. Our sponsor loaned us funds which we used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due to be repaid at the closing of our initial public offering out of the offering proceeds that are held outside of the trust account and that were allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account or funds from permitted withdrawals to repay such loaned amounts but no other proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement in connection with our initial public offering.

The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Registration and Shareholder Rights Agreement. We entered into a registration and shareholder rights agreement in connection with our initial public offering pursuant to which our sponsor, and its permitted transferees, if any, are entitled to certain registration rights with respect to the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in private placement units (including any private placement units that may be issued upon conversion of working capital loans), such as the private placement shares included in private placement units, the warrants included in such private placement units and any Class A ordinary shares issuable upon conversion of such warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequently to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Further, pursuant to such agreement, our sponsor, upon and following consummation of an initial business combination, is also entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Letter Agreement. Our sponsor, officers and directors have agreed pursuant to the letter agreement with our sponsor, officers and directors not to transfer, assign or sell any founder shares they may hold until the earlier to occur of: (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property (except as described herein under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Units”). Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor and our management team with respect to any founder shares.

Pursuant to the letter agreement, the private placement units (including any private placement shares or private placement warrants included in such private placement units) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under the section of this Report entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Units”).

Further, pursuant to the underwriting agreement related to our initial public offering we have agreed that, until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024), we will not, without the prior written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares; provided, however, that we may (1) issue and sell the private placement units, (2) issue and sell the additional Class A ordinary shares to cover our underwriters’ over-allotment option (if any), (3) register with the SEC pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, the resale of the founder shares, the private placement shares included in the private placement units, the private placement warrants included in the private placement units and ordinary shares issuable upon conversion of the founder shares or upon exercise of private placement warrants, and (4) issue securities in connection with an initial business combination. Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, in their sole discretion, may release any of the securities subject to these restrictions at any time without notice. The foregoing shall not apply to the forfeiture of any founder shares pursuant to their terms or any transfer of founder shares to any current or future independent director of the company (as long as such current or future independent director is subject to the terms of the letter agreement, filed herewith, at the time of such transfer; and as long as, to the extent any Section 16 reporting obligation is triggered as a result of such transfer, any related Section 16 filing includes a practical explanation as to the nature of the transfer).

Our letter agreement contains a provision that also subjects our sponsor and our directors and officers to the restrictions of the underwriting agreement that are described in the foregoing paragraph. Pursuant to such provision in the letter agreement the sponsor and our officers and directors agree, subject to the same exceptions that are described in the foregoing and to certain limited exceptions as described in the letter agreement (for more information on such limited exceptions, also see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Units”), that, until April 21, 2025 (or 180 days following the pricing of our initial public offering on October 23, 2024), they will not, without the prior written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares. The written consent of Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the underwriters of our initial public offering, us, the sponsor and each of the directors and officers with respect to herself or himself, will be required in connection with a change, amendment, modification or waiver to the provision of the letter agreement described in the foregoing. For more information on the letter agreement and a summary of the transfer restrictions included therein and the exceptions to the transfer restrictions described above, also see “Item 1. Business—Initial Business Combination” and “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee will be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee will abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee will determine to permit or to prohibit the related party transaction. For more information on the Company’s audit committee, also see “Item 10. Directors, Executive Officers and Corporate Governance” of this Report.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship with such company which in the opinion of such company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Paul Meister and Alvin Shih are “independent directors” as defined in the Nasdaq listing standards. Paul Meister and Alvin Shih are independent under applicable SEC rules. We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the audit committee composition requirement and majority independent board requirement and, following the closing of our initial public offering, we expect to appoint an additional director that will meet the independence and financial literacy requirements of applicable Nasdaq and SEC rules. Our independent directors will regularly schedule meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 28, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $102,440 for the services Withum performed in connection with our initial public offering, quarterly filings and the audit of our December 31, 2024 financial statements included in this Report.

Audit-Related Fees. During the period from June 28, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0 for services related to the issuance of consents.

Tax Fees. During the period from June 28, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to tax compliance, tax advice and tax planning.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file or furnish, as applicable, as part of this Report the exhibits listed in the below exhibit index:

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)

4.5	Description of Registrant’s Securities.*

10.1	Private Placement Placement Units Purchase Agreement, dated October 23, 2024, by and between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.3	Registration and Shareholder Rights Agreement, dated October 25, 2024, by and among the Registrant, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement, dated October 23, 2024, by and among the Registrant, the Sponsor and the Registrant’s officers and directors.(2)

10.5	Administrative Services and Indemnification Agreement, dated October 25, 2024, by and between the Registrant and the Sponsor.(2)

10.6	Form of Indemnity Agreement.(1)

10.7	Promissory Note, dated as of July 15, 2024, issued to Oaktree Acquisition Holdings III LS, L.P.(2)

10.8	Assignment of Promissory Note Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.9	Securities Subscription Agreement, dated July 15, 2024, between the Registrant and Oaktree Acquisition Holdings III LS, L.P.(2)

10.10	Transfer and Assignment of Securities Subscription Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.11	Underwriting Agreement, dated October 23, 2024, by and among the Registrant and Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the several underwriters named therein.(1)

19	Insider Trading Policy.*

21	Subsidiaries of the Company.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

97	Clawback Policy.*

*	Filed herewith
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 25, 2024.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 4, 2024.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

/s/ Zaid Pardesi
March 27, 2025	Name: Zaid Pardesi
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aman Kumar Aman Kumar	Chairman of the Board of Directors	March 27, 2025

/s/ Zaid Pardesi Zaid Pardesi	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

/s/ Courtney Conigliaro Courtney Conigliaro	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025

/s/ Paul Meister Paul Meister	Director	March 27, 2025

/s/ Alvin Shih Alvin Shih	Director	March 27, 2025

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Oaktree Acquisition Corp. III Life Sciences:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Oaktree Acquisition Corp. III Life Sciences (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from June 28, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from June 28, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York
March 27, 2025
PCAOB ID Number 100

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Current assets
Cash	$1,357,044
Prepaid expenses	201,281

Total current assets	1,558,325
Long Term prepaid insurance	113,275
Cash held in Trust Account	193,579,022

TOTAL ASSETS	$195,250,622

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$535,515
Accrued offering costs	179,984
Promissory note - related party	11,824

Total current liabilities	727,323
Deferred legal fee	299,088
Deferred underwriting fee payable	6,719,660

TOTAL LIABILITIES	7,746,071

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, at redemption value of $10.08 per share, 19,199,029 issued and outstanding	193,579,022
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption)	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding	480
Additional paid-in capital	—
Accumulated deficit	(6,075,009)

TOTAL SHAREHOLDERS’ DEFICIT	(6,074,471)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$195,250,622

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 28, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative expenses	$351,806

Loss from operations	(351,806)
Other income
Change in fair value of overallotment liability	94,781
Interest earned on cash held in Trust Account	1,588,732

Total other income	1,683,513

Net income	$1,331,707

Weighted average shares outstanding of redeemable Class A ordinary shares	6,776,020

Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.12

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	4,701,459

Basic net income per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.12

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 28, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 28, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Sale of 550,000 private placement units	583,981	58	—	—	5,839,752	—	5,839,810
FV of Public Warrants at issuance	—	—	—	—	215,029	—	215,029
Forfeiture of Founder Shares	—	—	(231,493)	(23)	23	—	—
Allocated value of transaction costs to Class A shares	—	—	—	—	(48,996)	—	(48,996)
Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,030,305)	(7,406,716)	(13,437,021)
Net income	—	—	—	—	—	1,331,707	1,331,707

Balance – December 31, 2024	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 28, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$1,331,707
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,588,732)
Change in fair value of overallotment liability	(94,781)
Payment of operation costs through promissory note	41,160
Changes in operating assets and liabilities:
Prepaid expenses	(201,281)
Long-Term prepaid insurance	(113,275)
Accounts payable and accrued expenses	535,515

Net cash used in operating activities	(89,687)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(191,990,290)

Net cash used in investing activities	(191,990,290)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	188,148,351
Proceeds from sale of Private Placement Units	5,839,810
Repayment of promissory note - related party	(551,140)

Net cash provided by financing activities	193,437,021

Net Change in Cash	1,357,044
Cash – Beginning	—

Cash – Ending	$1,357,044

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$179,984

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Deferred offering costs paid through promissory note – related party	$128,893

Prepaid services contributed by Sponsor through promissory note - related party	$392,910

Deferred underwriting fee payable	$6,719,660

Deferred legal fee payable	$299,088

Forfeiture of Founder Shares	$23

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Oaktree Acquisition Corp. III Life Sciences (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of these financial statements, the Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through December 31, 2024 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Oaktree Acquisition Holdings III LS, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 23, 2024. On October 25, 2024, the Company consummated the Initial Public Offering of 17,500,000 units (each, a “Public Unit”) at $10.00 per Public Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3. Each Public Unit consists of one Class A ordinary share (each such share, a “Public Share”) and one-fifth of one redeemable warrant (each such warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters have forfeited their right to purchase the remaining 925,971 Public Units that they were allowed to purchase under their over-allotment option.

Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 550,000 private placement units (each, a “Private Placement Unit” and together with the Public Units, the “Units”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $5,500,000, which is described in Note 4. Each Private Placement Unit has an offering price of $10.00 and consists of one Class A ordinary share (each such share, a “Private Placement Share”) and one-fifth of one non-redeemable warrant (each such warrant, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, or to exercise the Private Placement Warrant on a cashless basis. Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $339,810.

Transaction costs amounted to $11,587,475, consisting of $3,839,806 of cash underwriting fees, $6,719,660 of deferred underwriting fee, and $1,028,009 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Following the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, an amount of $191,990,290 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds may be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of public shares the Company is permitted to redeem. If Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to fund the Company’s working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay the Company’s taxes (any withdrawals to pay for taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company) shall not be subject to the $250,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares included in the Private Placement Units if the Company does not complete a Business Combination within the Combination Period. However, if the Sponsor and the Company’s officers and directors acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company does not complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentially or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Liquidity and Capital Resources

As of December 31, 2024, the Company had $1,357,044 in cash and working capital of $831,002. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on October 25, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,357,044 in cash and no cash equivalents as of December 31, 2024.

Cash Held in Trust Account

As of December 31, 2024, the assets held in the Trust Account, amounting to $193,579,022, were held in cash in a demand deposit account.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as of December 31, 2024, since it was not exercised at the time of the Initial Public Offering.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares will contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Remeasurement of carrying value to redemption value	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	$193,579,022

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from June 28, 2024 (Inception) through December 31, 2024
	Redeemable Class A	Non-Redeemable Class A ordinary sgares and Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$786,207	$545,500
Denominator:
Basic weighted average shares outstanding	6,776,020	4,701,459

Basic net income per ordinary share	$0.12	$0.12

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

NOTE 3—INITIAL PUBLIC OFFERING

In connection with the closing of the Initial Public Offering on October 25, 2024, the Company sold 17,500,000 Public Units at a price of $10.00 per Public Unit. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,625,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 30, 2024, the underwriters exercised their over-allotment option partially and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters agreed to forfeit the right to purchase the remaining 925,972 Public Units that they were allowed to purchase under their over-allotment option.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4—RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Subsequently, on September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Founder Shares to the Sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to the Sponsor (see Note 6). In connection with the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering, the Sponsor forfeited 231,492 Class B ordinary shares and now holds 4,799,758 Class B ordinary shares.

Subject to limited exceptions, the Sponsor agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

In connection with closing of the Initial Public Offering, the Sponsor purchased 550,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,500,000. Further, in connection with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $339,810. Consequently, following the closing of the Initial Public Offering and the partially exercised over-allotment option, the Sponsor holds 583,981 Private Placement Units. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) are transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Related Party Loans

On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of December 31, 2024, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the period from June 28, 2024 (inception) through December 31, 2024, the Company incurred $55,833 for these services, which is included under accrued expenses in the Company’s balance sheet. In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the sponsor, and its affiliates where applicable (“Oaktree”), from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Registration Rights

Holders (including their permitted transferees) of the Founder Shares and Private Placement Units, including from time to time the Public Shares, Private Placement Units that may be issued upon conversion of Working Capital Loans, any Private Placement Shares or Private Placement Warrants included in Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Further, the Sponsor, upon and following consummation of an initial Business Combination, is entitled to nominate three individuals for election to the board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering, or October 23, 2024, to purchase up to 2,625,000 additional Public Shares to cover over-allotments. On October 30, 2024, the underwriters partially exercised their option and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters agreed to forfeit the right to purchase the remaining 925,972 Public Units that they were allowed to purchase under their over-allotment option (see Note 3).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The underwriters were entitled to an underwriting discount of $0.20 per public unit, or $3,839,806 in the aggregate, $3,500,000 of which were paid on October 25, 2024 and $339,806 of which were paid on October 30, 2024 in connection with the closing of the partially exercised over-allotment option granted to the underwriters of the Initial Public Offering. In addition, in connection with the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, $0.35 per public unit sold, or $6,719,660 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters on October 30, 2024, the Company forfeited 231,492 Founder Shares at no cost to the Company.

Deferred Legal Fees

The Company has deferred legal fees due to be paid at the Business Combination of $299,088.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 6—SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Class A Ordinary Shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).

Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the Amended and Restated Memorandum and Articles of Association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the Company’s outstanding Class B ordinary shares. Holders of the public shares will not be entitled to vote on a special resolution to amend such provisions of the Amended and Restated Memorandum and Articles of Association during such period.

Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units and including any Class A ordinary share issued pursuant to the underwriters’ over-allotment option) upon consummation of the

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Initial Public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants—As of December 31, 2024, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.

The Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement related to its Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants and to maintain a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, holders of Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “ —Redemption of warrants when the price per Class A ordinary Shares equals or exceeds $18.00” below.

The Private Placement Warrants are identical to the Public Warrants underlying the Public Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

•

if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of such warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any Warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the Warrants may expire worthless.

NOTE 7—FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company performed valuation of the Public Warrants as of the date of the IPO using a MonteCarlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 25, 2024
Underlying stock price	$9.99
Exercise price	$11.50
Term (years)	7.01
Risk-free rate	4.15%
Volatility	11.7%
Market probability risk factor	3.0%

NOTE 8 — SEGEMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 28, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$351,806
Interest earned on the Trust Account	$1,588,732

The key measures of segment profit or loss reviewed by the CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.