Form 10-Q
period 2025-03-31
Oaktree Acquisition Corp. III Life Sciences
filed 2025-05-14
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number:
001-42383

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1799512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 South Grand Avenue, 28th Floor
Los Angeles, California 90071
(Address of principal executive offices)
+1 (213)
830-6300
(Issuer’s telephone number)
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of May
14
, 2025, there were 19,783,010 Class A ordinary shares, $0.0001 par value and 4,799,758 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,281,483	$1,357,044
Prepaid expenses	200,979	201,281

Total c urrent a ssets	1,482,462	1,558,325
Long-term prepaid insurance	75,517	113,275
Cash held in Trust Account	195,682,615	193,579,022

TOTAL ASSETS	$197,240,594	$195,250,622

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$395,686	$535,515
Accrued offering costs	170,161	179,984
Due to related party	480,833	—
Promissory note - related party	11,824	11,824

Total current liabilities	1,058,504	727,323
Deferred legal fee	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	8,077,252	7,746,071

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, at redemption value of $10.19 and $10.08 per share, 19,199,029 issued and outstanding as of March 31, 2025 and December 31, 2024 , respectively	195,682,615	193,579,022
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of March 31, 2025 and December 31, 2024	480	480
Additional paid-in capital	—	—
Accumulated deficit	(6,519,811)	(6,075,009)

Total Shareholders’ Deficit	(6,519,273)	(6,074,471)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$197,240,594	$195,250,622

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

General and administrative expenses	$444,802

Loss from operations	(444,802)
Other income:
Interest earned on cash held in Trust Account	2,103,593

Net income	$1,658,791

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029

Basic and diluted net income per share, Class A ordinary shares	$0.07

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,383,739

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,519,811)	$(6,519,273)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,658,791
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,103,593)
Changes in operating assets and liabilities:
Prepaid expenses	302
Long-term prepaid insurance	37,758
Accounts payable and accrued expenses	(139,829)
Accrued offering costs	(9,823)
Due to related party	480,833

Net cash used in operating activities	(75,561)

Net Change in Cash	(75,561)
Cash – Beginning of period	1,357,044

Cash – End of period	$1,281,483

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Oaktree Acquisition Corp. III Life Sciences (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of these condensed financial statements, the Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through March 31, 2025 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to fund the Company’s working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay the Company’s taxes (any withdrawals to pay for taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company) shall not be subject to the $250,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Liquidity and Capital Resources
As of March 31, 2025, the Company had $1,281,483 in cash and working capital of $423,958. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40
“Going Concern,” and through the consummation of the Initial Public Offering on October 25, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed
financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,281,483 and $1,357,044 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Cash Held in Trust Account
As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $195,682,615 and $193,579,022, were held in a demand deposit account, respectively.
Offering Costs
The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) ASC Topic
340-10-S99
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 as of March 31, 2025, since it was not exercised at the time of the Initial Public Offering.
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
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.
As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Remeasurement of carrying value to redemption value	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Remeasurement of carrying value to redemption value	2,103,593

Class A ordinary shares subject to possible redemption, March 31, 2025	$195,682,615

Net Income
p
er Ordinary Share
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
The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2025
	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,295,508	$363,283
Denominator:
Basic weighted average shares outstanding	19,199,029	5,383,738

Basic net income per ordinary share	$0.07	$0.07
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
NOTE 3 - INITIAL PUBLIC OFFERING
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
NOTE 4 - RELATED PARTY TRANSACTIONS
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post
-
Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three months ended March 31, 2025, the Company incurred $75,000 for these services, which is included under accrued expenses in the Company’s condensed
balance sheet. In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the sponsor, and its affiliates where applicable (“Oaktree”), from any liability arising with respect to their activities in connection with the Company’s
affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recorded $75,000 in fees for administrative services, which is included
 in the due to related party in the Company’s condensed balance sheet.
NOTE 5 - COMMITMENTS AND CONTINGENCIES
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of March 31, 2025 and December 31, 2024.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.
On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States.
In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our ability to complete our initial business combination.
The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations, or ability to consummate an initial business combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6—SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one
basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units and including any Class A ordinary share issued pursuant to the underwriters’ over-allotment option) upon consummation of the Initial Public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Warrants
—As of March 31, 2025 and December 31, 2024, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

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
The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “
—Redemption of warrants when the price per Class
 A ordinary Shares equals or exceeds $18.00
” below.
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
NOTE 7 - FAIR VALUE MEASUREMENTS
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

The Company performed valuation of the Public Warrants as of the date of the Initial Public Offering using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance at Initial Public Offering. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 25, 2024
Underlying stock price	$9.99
Exercise price	$11.50
Term (years)	7.01
Risk-free rate	4.15%
Volatility	11.7%
Market probability risk factor	3.0%
NOTE 8 - SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2025
General and administrative expenses	$444,802
Interest earned on cash held in the Trust Account	$2,103,593
The key measures of segment profit or loss reviewed by the CODM are interest earned on the cash held in the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended March 31, 2025 and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Report, including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “continue,” “intends,” “will,” “potential,” “projects,” or “predicts,” or, in each case, the negative of such terms or other similar terms or similar expressions.

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics, inflation, changes in diplomatic and trade relationships (including changes in international trade policies, tariffs and treaties affecting imports and exports or acquisition or disposition of assets in different countries) and acts of war or terrorism (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022 or other geopolitical tensions, such as an escalation of the conflict in the Middle East);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity, volatility and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed herein and in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2025, we had a net income of $1,658,791, which consists of interest earned on cash held in trust account of $2,103,593, offset by operating costs of $444,802.

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

For the three months ended March 31, 2025, net cash used in operating activities was $75,561. Net income of $1,658,791 was impacted by interest earned on investment securities held in trust account of $2,103,593. Changes in operating assets and liabilities provided $369,241 of cash from operating activities.

As of March 31, 2025, we had cash of $195,682,615 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,281,483 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. We began incurring these fees on October 23, 2024 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with the Sponsor, that we will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the Sponsor, and its affiliates where applicable (“Oaktree”), from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the sponsor and its affiliates, including Oaktree, and/or (iii) against our sponsor and/or Oaktree alleging any expressed or implied management or endorsement by our sponsor and/or Oaktree of any of our activities or any express or implied association between our sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our trust account.

Underwriting Agreement

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

Registration and Shareholder Rights Agreement

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

For more information on contractual obligations and related party transactions, also see Note 4 and Note 5 in the financial statements and the notes thereto contained elsewhere in this Report.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our Annual Report on Form
10-K
for the year ended December 31, 2024 filed with the SEC on March 27, 2025. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for issuance of 5,031,250 of our Class B ordinary shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to the Sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to the Sponsor. Such securities were issued in connection with our organization and subsequently transferred pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by the Sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Company forfeited 231,492 founder shares at no cost to the Company.
Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Oaktree Acquisition Holdings III LS, LLC was to act as the company’s sponsor in connection with its initial public offering.
The Sponsor also purchased pursuant to a written agreement 583,981 private placement units, at a price of $10.00 per private placement unit, in connection with the closing of our initial public offering. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.
Use of Proceeds
Of the gross proceeds received from the initial public offering of our public units, $191,990,290 was placed in the Company’s trust account. Such net proceeds of the initial public offering of our public units and certain proceeds from the sale of private placement units to the Sponsor that were also deposited in the Company’s trust account may be held in cash, including in demand deposit accounts at a bank, or may be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. In connection with our initial public offering, we paid a total of approximately $3,839,806 in upfront underwriting discounts and commissions to the underwriters of our initial public offering. In addition, the underwriters agreed to defer approximately $6,719,660 in underwriting discounts and commissions until the closing of an initial business combination.
There has been no material change in the planned use of proceeds that we described in the final prospectus relating to our initial public offering. For more information on our use of proceeds going forward, also see “
Item 1. Business
” in our Annual Report on Form 10-K. If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account and funds from our permitted withdrawals are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search and to complete our initial business combination.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Private Placement Placement Units Purchase Agreement, dated October 23, 2024, by and between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.3	Registration and Shareholder Rights Agreement, dated October 25, 2024, by and among the Registrant, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement, dated October 23, 2024, by and among the Registrant, the Sponsor and the Registrant’s officers and directors.(2)

10.5	Administrative Services and Indemnification Agreement, dated October 25, 2024, by and between the Registrant and the Sponsor.(1)

10.6	Form of Indemnity Agreement.(2)

10.7	Promissory Note, dated as of July 15, 2024, issued to Oaktree Acquisition Holdings III LS, L.P.(2)

10.8	Assignment of Promissory Note Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.9	Securities Subscription Agreement, dated July 15, 2024, between the Registrant and Oaktree Acquisition Holdings III LS, L.P.(2)

10.10	Transfer and Assignment of Securities Subscription Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.11	Underwriting Agreement, dated October 23, 2024, by and among the Registrant and Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the several underwriters named therein.(1)

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Furnished herewith.
*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 25, 2024.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 4, 2024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: May 14, 2025	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Courtney Conigliaro
	Name:	Courtney Conigliaro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)