Form 10-Q
period 2025-06-30
Oaktree Acquisition Corp. III Life Sciences
filed 2025-08-12
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number:
001-42383

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1799512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 South Grand Avenue
,
28th Floor
Los Angeles, California 90071
(Address of principal executive offices)
+1
(213)830-6300
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
required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of
the Exchange Act). Yes ☒ No ☐
As of August 12, 2025, there were 19,783,010 Class A ordinary shares, $0.0001 par value and 4,799,758 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,385,359	$1,357,044
Prepaid expenses	175,783	201,281

Total current assets	1,561,142	1,558,325
Long-term prepaid insurance	37,758	113,275
Cash held in Trust Account	197,576,768	193,579,022

TOTAL ASSETS	$199,175,668	$195,250,622

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$381,554	$535,515
Accrued offering costs	90,000	179,984
Due to related party	635,857	—
Promissory note - related party	11,824	11,824

Total current liabilities	1,119,235	727,323
Deferred legal fee	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	8,137,983	7,746,071

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, at redemption value of $10.29 and $10.08 per share, 19,199,029 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	197,576,768	193,579,022
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of June 30, 2025 and December 31, 2024	480	480
Additional paid-in capital	—	—
Accumulated deficit	(6,539,621)	(6,075,009)

Total Shareholders’ Deficit	(6,539,083)	(6,074,471)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$199,175,668	$195,250,622

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative expenses	$269,810	$714,612

Loss from operations	(269,810)	(714,612)
OTHER INCOME
Interest earned on cash held in Trust Account	2,144,153	4,247,746

Total other income	2,144,153	4,247,746
NET INCOME	$1,874,343	$3,533,134

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	19,199,029

Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.14

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,383,739	5,383,739

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.08	$0.14

The Company was incorporated on June 28, 2024, but did not commence its operations until July 15, 2024, therefore statements for comparative periods ended June 30, 2024, are not presented.
The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,519,811)	$(6,519,273)
Accretion for common stock to redemption amount	—	—	—	—	—	(1,894,153)	(1,894,153)
Net income	—	—	—	—	—	1,874,343	1,874,343

Balance – June 30, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,539,621)	$(6,539,083)

The Company was incorporated on June 28, 2024, but did not commence its operations until July 15, 2024, therefore statements for comparative periods ended June 30, 2024, are not presented.
The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,533,134
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned on marketable securities held in Trust Account	(4,247,746)
Changes in operating assets and liabilities:
Prepaid expenses	25,498
Long Term prepaid insurance	75,517
Accounts payable and accrued expenses	(153,961)
Accrued expenses	(89,984)
Due to related party	635,857

Net cash used in operating activities	(221,685)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	250,000

Net cash provided by investing activities	250,000
Net Change in Cash	28,315
Cash – Beginning of period	1,357,044

Cash – End of period	$1,385,359

The Company was incorporated on June 28, 2024, but did not commence its operations until July 15, 2024, therefore statements for comparative periods ended June 30, 2024, are not presented.
The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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
As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through June 30, 2025 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, an amount of $191,990,290 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds may be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
JUNE 30, 2025
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
JUNE 30, 2025
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
Liquidity and Capital Resources
As of June 30, 2025, the Company had $1,385,359 in cash and working capital of $441,907. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40
“Going Concern,” and through the consummation of the Initial Public Offering on October 25, 2024, the Company has sufficient liquidity available to it, including funds in its operating bank account, available working capital loans, as well as ability to withdrawn $250,000 per annum from the interest earned on the funds held in the Trust Account, for working capital needs until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.
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
for the period ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,385,359 and $1,357,044 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Cash Held in Trust Account
As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $197,576,768 and $193,579,022, were held in an interest bearing demand deposit account, respectively.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as
embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument
could be required within 12 months of the balance sheet date.
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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares will contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet
s
.
As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Remeasurement of carrying value to redemption value	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Remeasurement of carrying value to redemption value	2,103,593

Class A ordinary shares subject to possible redemption, March 31, 2025	$195,682,615
Plus:
Remeasurement of carrying value to redemption value	1,894,153

Class A ordinary shares subject to possible redemption, June 30, 2025	$197,576,768

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
The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,463,853	$410,490	$2,759,362	$773,772
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,739

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.14	$0.14
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
The Company granted the underwriters a
45-day

option
from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,625,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 30, 2024, the underwriters exercised their over-allotment option partially and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters agreed to
forfeit the right to purchase the remaining 925,971 Public Units that they were allowed to purchase under their over-allotment option.
NOTE 4 - RELATED PARTY TRANSACTIONS
Founder Shares
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Subsequently, on September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Founder Shares to the Sponsor and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to the Sponsor (see Note 6). In connection with the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering, the Sponsor forfeited 231,492 Class B ordinary shares and now holds 4,799,758 Class B ordinary shares.
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
JUNE 30, 2025
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
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three and six months ended June 30, 2025, the Company incurred $75,000 and $150,000 for these services, which is included under accrued expenses in the Company’s condensed balance sheet
s
, respectively. In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the sponsor, and its affiliates where applicable (“Oaktree”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recorded $150,000 in fees for administrative services, which is included in the due to related party in the Company’s condensed balance sheet
s
.
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
JUNE 30, 2025
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
Underwriting Agreement
The Company granted the underwriters a
45-day

option
from the date of the final prospectus relating to the Initial Public Offering, or October 23, 2024, to purchase up to 2,625,000 additional Public Shares to cover over-allotments. On October 30, 2024, the underwriters partially exercised their option and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters agreed to forfeit the right to purchase the remaining 925,971 Public Units that they were allowed to purchase under their over-allotment option (see Note 3).
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
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of June 30, 2025 and December 31, 2024.
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
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)
Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least wo-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the Amended and Restated Memorandum and Articles of Association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the Company’s outstanding Class B ordinary shares. Holders of the public shares will not be entitled to vote on a special resolution to amend such provisions of the Amended and Restated Memorandum and Articles of Association during such period.
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
Warrants
—As of June 30, 2025 and December 31, 2024, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
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
JUNE 30, 2025
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the30-dayredemption period; and

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
JUNE 30, 2025
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative expenses	$269,810	$714,612
Interest earned on cash held in Trust Account	2,144,153	4,247,746
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
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended June 30, 2025 and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Developments

On June 3, 2025, Courtney Conigliaro notified our board of directors of her resignation as Chief Financial Officer. The resignation was effective on June 3, 2025 and Ms. Conigliaro’s resignation was not the result of any disagreements with the Board or management of the Company. On June 3, 2025, our board of directors appointed Thomas Sweeney as our new Chief Financial Officer (principal accounting and principal financial officer).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2025, we had a net income of $1,874,343, which consists of interest earned on cash held in trust account of $2,144,153, offset by operating costs of $ $269,810.

For the six months ended June 30, 2025, we had a net income of $ 3,533,134, which consists of interest earned on cash held in trust account of $4,247,746, offset by operating costs of $714,612.

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

For the six months ended June 30, 2025, net cash used in operating activities was $221,685. Net income of $3,533,134 was impacted by interest earned on investment securities held in trust account of $4,247,746. Changes in operating assets and liabilities provided $492,927 of cash from operating activities. For the six months ended June 30, 2025, cash flows from investing activities were $250,000.

As of June 30, 2025, we had cash of $197,576,768 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,385,359 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our Annual Report on
Form10-K
for the year ended December 31, 2024 filed with the SEC on March 27, 2025. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on
Form10-K.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Private Placement Placement Units Purchase Agreement, dated October 23, 2024, by and between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.3	Registration and Shareholder Rights Agreement, dated October 25, 2024, by and among the Registrant, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement, dated October 23, 2024, by and among the Registrant, the Sponsor and the Registrant’s officers and directors.(2)

10.5	Administrative Services and Indemnification Agreement, dated October 25, 2024, by and between the Registrant and the Sponsor.(1)

10.6	Form of Indemnity Agreement.(2)

10.7	Promissory Note, dated as of July 15, 2024, issued to Oaktree Acquisition Holdings III LS, L.P.(2)

10.8	Assignment of Promissory Note Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.9	Securities Subscription Agreement, dated July 15, 2024, between the Registrant and Oaktree Acquisition Holdings III LS, L.P.(2)

10.10	Transfer and Assignment of Securities Subscription Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.11	Underwriting Agreement, dated October 23, 2024, by and among the Registrant and Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the several underwriters named therein.(1)

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 25, 2024.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 4, 2024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: August 12, 2025	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Thomas Sweeney
	Name:	Thomas Sweeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)