Form 10-Q
period 2025-09-30
Oaktree Acquisition Corp. III Life Sciences
filed 2025-11-13
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number:
001-42383

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1799512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 South Grand Avenue,28th Floor
Los Angeles, California 90071
(Address of principal executive offices)
+1(213)830-6300
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
of the Exchange Act). Yes ☒ No ☐
As of November 13, 2025, there were 19,783,010 Class A ordinary shares, $0.0001 par value and 4,799,758 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from June 28, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from June 28, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from June 28, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,328,841	$1,357,044
Prepaid expenses	152,033	201,281

Total current assets	1,480,874	1,558,325
Long-term prepaid insurance	—	113,275
Cash held in Trust Account	199,769,089	193,579,022

TOTAL ASSETS	$201,249,963	$195,250,622

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$414,107	$535,515
Accrued offering costs	90,000	179,984
Due to related party	710,857	—
Promissory note - related party	11,824	11,824

Total current liabilities	1,226,788	727,323
Deferred legal fee s	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	8,245,536	7,746,071

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,199,029 issued and outstanding as of September 30, 2025 and December 31, 2024; at redemption value of $10.41 and $10.08 per share as of September 30, 2025 and December 31, 2024, respectively	199,769,089	193,579,022
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of September 30, 2025 and December 31, 2024	480	480
Additional paid-in capital	—	—
Accumulated deficit	(6,765,200)	(6,075,009)

Total Shareholders’ Deficit	(6,764,662)	(6,074,471)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$201,249,963	$195,250,622

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 28, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$225,579	$48,095	$940,191	$48,095

Loss from operations	(225,579)	(48,095)	(940,191)	(48,095)

Other income:
Interest earned on cash held in Trust Account	2,192,321	—	6,440,067	—

Total other income (expense), net	2,192,321	—	6,440,067	—

Net income (loss)	$1,966,742	$(48,095)	$5,499,876	$(48,095)

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	—	19,199,029	—

Basic and diluted net income per share, Class A ordinary shares	$0.08	$—	$0.22	$—

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares (1)	5,383,739	4,375,000	5,383,738	4,375,000

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.08	$(0.01)	$0.22	$(0.01)

(1)
Included 656,250 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional 1,699,029 Public Units. The underwriters have forfeited their right to purchase the remaining 925,971 Public Units that they were allowed to purchase under their over-allotment option, consequently 231,493 of Class B Ordinary shares were forfeited and cancelled on that date.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	58	4,799,758	480	—	(6,519,811)	(6,519,273)
Accretion for common stock to redemption amount	—	—	—	—	—	(1,894,153)	(1,894,153)
Net income	—	—	—	—	—	1,874,343	1,874,343

Balance – June 30, 2025 (unaudited)	583,981	58	4,799,758	480	—	(6,539,621)	(6,539,083)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,192,321)	(2,192,321)
Net income	—	—	—	—	—	1,966,742	1,966,742

Balance – September 30, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,765,200)	$(6,764,662)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR THE PERIOD FROM JUNE 28, 2024 (INCEPTION), THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 28, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares	—	—	5,031,250	503	24,497	—	25,000
Net income	—	—	—	—	—	—	—

Balance – June 30, 2024 (unaudited)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(48,095)	(48,095)

Balance – September 30, 2024 (unaudited)	—	$—	5,031,250	$503	$24,497	$(48,095)	$(23,095)

(1)
Included 656,250
Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional
 1,699,029 Public Units. The underwriters have forfeited their right to purchase the remaining 925,971 Public Units that they
were allowed to purchase under their over-allotment option, consequently 231,493 of Class B Ordinary shares were forfeited and cancelled on that date.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENT
S
 OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For t he Period from June 28, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,499,876	$(48,095)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,440,067)	—
Payment of operation costs through promissory note	—	41,160
Changes in operating assets and liabilities:
Prepaid expenses	49,248	—
Long - t erm prepaid insurance	113,275	—
Accounts payable and accrued expenses	(121,408)	6,935
Accrued offering costs	(89,984)	—
Due to related party	710,857	—

Net cash used in operating activities	(278,203)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for allowable working capital purposes	250,000	—

Net cash provided by investing activities	250,000	—

Net Change in Cash	(28,203)	—
Cash – Beginning of period	1,357,044	—

Cash – End of period	$1,328,841	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through September 30, 2025 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
SEPTEMBER 30, 2025
(Unaudited)

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase the Class A ordinary shares in the open market, in order to comply with
Rule 14e-5
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a)under
the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of public shares the Company is permitted to redeem. If Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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
Liquidity, Capital Resources and Going Concern
As of September 30, 2025, the Company had $1,328,841 in cash and working capital of $254,086.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements –Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Such potential liquidity constraints and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the period ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,328,841 and $1,357,044 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Cash Held in Trust Account
As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $199,769,089 and $193,579,022, were held in an interest-bearing demand deposit account, respectively.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period
s
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

480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Accretion for common stock to redemption amount	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Accretion for common stock to redemption amount	2,103,593

Class A ordinary shares subject to possible redemption, March 31, 2025	195,682,615
Plus:
Accretion for common stock to redemption amount	1,894,153

Class A ordinary shares subject to possible redemption, June 30, 2025	197,576,768
Plus:
Accretion for common stock to redemption amount	2,192,321

Class A ordinary shares subject to possible redemption, September 30, 2025	$199,769,089

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,536,017	$430,725	$4,295,378	$1,204,498
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,738
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.22	$0.22

	For the Three Months Ended September 30, 2024		For the Period from June 28, 2024 (Inception) Through September 30, 2024
	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(48,095)	$—	$(48,095)
Denominator:
Basic and diluted weighted average shares outstanding	—	4,375,000	—	4,375,000
Basic and diluted net loss per ordinary share	$—	$(0.01)	$—	$(0.01)
Management does not believe that any recently issued, but not yet effectiv
e, ac
counting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
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
SEPTEMBER 30, 2025
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
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three and nine months ended September 30, 2025, the Company incurred $75,000 and $225,000 for these services, which is included under accounts payable and
accrued expenses in the Company’s condensed balance sheets, respectively.
In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the
S
ponsor, and its affiliates where applicable (“Oaktree”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.
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
SEPTEMBER 30, 2025
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
The underwriters were entitled to an underwriting discount of $0.20 per public unit, or $3,839,806 in the aggregate, $3,500,000 of which w as
paid on October 25, 2024 and $339,806 of which
was
paid on October 30, 2024 in connection with the closing of the partially exercised over-allotment option granted to the underwriters of the Initial Public Offering. In addition, in connection with the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, $0.35 per public unit sold, or $6,719,660 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the
T
rust
A
ccount solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.
Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters on October 30, 2024, the Company forfeited 231,492 Founder Shares at no cost to the Company.
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of September 30, 2025 and December 31, 2024.
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
In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect the Company’s
ability to complete
the
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
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

one-for-one
basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the
T
rust
A
ccount if the Company does not consummate an initial business combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units and including any Class A ordinary share issued pursuant to the underwriters’ over-allotment option) upon consummation of the Initial Public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Warrants
—As of September 30, 2025 and December 31, 2024, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For t he Three Months Ended September 30,		For t he Nine Months Ended September 30,	For t he Period From June 28, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$225,579	$48,095	$940,191	$48,095
Interest earned on cash held in Trust Account	2,192,321	—	6,440,067	—

	September 30, 2025	December 31, 2024
Cash held in Trust Account	$199,769,089	$193,579,022
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
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up
to
the date that
the
unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On October 17, 2025, the board of directors (the “Board”) of the Company appointed David A. Berry, MD, PhD, as an
independent director
of
the Company. Dr. Berry will serve as a Class II director until his successor is duly appointed and qualified or until his earlier resignation, removal or other cessation as a director. Dr. Berry was also appointed to serve on the Board’s audit committee, nominating committee and compensation committee. In connection with Dr. Berry’s appointment, the Board determined that Dr. Berry qualified as an independent director under the listing standard of the Nasdaq Stock Market and as defined by Rule
10A-3
under the Exchange Act of 1934, as amended.
On October 29, 2025, the Board accepted the resignation of Thomas Sweeney as Chief Financial Officer of the Company. Concurrently with Mr. Sweeney’s resignation as Chief Financial Officer of the Company, the Board appointed George A. Martinez as the new Chief Financial officer of the Company, effective as of October 29, 2025. Mr. Sweeney’s resignation was not the result of any disagreements with the Board or management of the Company and he is resigning to pursue other professional opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended September 30, 2025 and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Developments

On October 17, 2025, the Board appointed David A. Berry, MD, PhD, as an independent director of the Company. Dr. Berry will serve as a Class II director until his successor is duly appointed and qualified or until his earlier resignation, removal or other cessation as a director. Dr. Berry was also appointed to serve on the Board’s audit committee, nominating committee and compensation committee. In connection with Dr. Berry’s appointment, the Board determined that Dr. Berry qualified as an independent director under the listing standard of the Nasdaq Stock Market and as defined by Rule 10A-3 under the Exchange Act of 1934, as amended.

On October 29, 2025, the Board accepted the resignation of Thomas Sweeney as Chief Financial Officer of the Company. Concurrently with Mr. Sweeney’s resignation as Chief Financial Officer of the Company, the Board appointed George A. Martinez as the new Chief Financial officer of the Company, effective as of October 29, 2025. Mr. Sweeney’s resignation was not the result of any disagreements with the Board or management of the Company and he is resigning to pursue other professional opportunities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2025, we had a net income of $1,966,742, which consists of interest earned on cash held in trust account of $2,192,321, offset by general and administrative expenses of $225,579.

For the nine months ended September 30, 2025, we had a net income of $5,499,876, which consists of interest earned on cash held in trust account of $6,440,067, offset by general and administrative expenses of $940,191.

For the three months ended September 30, 2024, and the period from June 28, 2024 through September 30, 2024, we had a net loss of $48,095, which consisted of general and administrative expenses.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2025, net cash used in operating activities was $278,203. Net income of $5,499,876 was impacted by interest earned on investment securities held in trust account of $6,440,067. Changes in operating assets and liabilities provided $661,988 of cash from operating activities. For the nine months ended September 30, 2025, cash flows from investing activities were $250,000.

As of September 30, 2025, we had cash of $199,769,089 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,328 ,841 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements –Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. Such potential liquidity constraints and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: November 13, 2025	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ George A. Martinez
	Name:	George A. Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)