Form 10-K
period 2025-12-31
Oaktree Acquisition Corp. III Life Sciences
filed 2026-03-26
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐
No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐
No ☒
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
of the Act). Yes ☒
 No ☐
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares (as defined below) issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was $200,629,854.
As of March 26, 2026, there were 19,783,010 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 4,799,758 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”), issued and outstanding.

ii

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

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Company,” “we,” “us,” “our,” or “our Company” are to Oaktree Acquisition Corp. III Life Sciences, a Cayman Islands exempted company;

•	“Excise Tax” shall mean the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022;

•	“founders” are to Aman Kumar, Zaid Pardesi and Mathew Pendo, senior investment professionals of Oaktree;

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

•

“permitted withdrawals” means amounts withdrawn or eligible to be withdrawn to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay our taxes (any withdrawals to pay for our taxes (which shall exclude the Excise Tax if any is imposed on us) shall not be subject to the $250,000 annual limitation described in the foregoing), such withdrawals can only be made from interest earned on the funds held in the trust account and not from the principal held in the trust account;

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics, inflation, changes in diplomatic and trade relationships and acts of war or terrorism (including the military conflict between the Russian Federation, Belarus and Ukraine in February 2022, the Israel-Hamas conflict or other geopolitical tensions, such as the military intervention of the U.S. in Venezuela or an escalation of the conflict in the Middle East and Iran);

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

Oaktree

Oaktree is a leading global investment management firm founded in 1995 and headquartered in Los Angeles, California, with over 1,500 employees throughout offices in 26 cities in 18 countries (including offices of affiliates of Oaktree-managed funds). As of December 31, 2025, Oaktree had approximately $223 billion in assets under management. Of such AUM, approximately $20.1 billion is represented by its private equity strategies. Oaktree’s senior executives and investment professionals have focused on less efficient markets and alternative investments for the past 40 years. Oaktree emphasizes a value-oriented approach to deploying capital in control investing, listed equities, and other alternative investment strategies. Oaktree also has a stellar special purpose acquisition company (“SPAC”) track record, specifically in the healthcare space with two prior de-SPACing acquisitions of Hims & Hers Health, Inc. (NYSE:HIMS) and Alvotech (NASDAQ:ALVO).

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

We believe that the breadth of the Oaktree platform and the collective expertise of our management team will allow us to identify numerous initial acquisition targets across the healthcare or healthcare-related sectors. Oaktree’s multi-decade track record of successful investing in both public and private markets gives us differentiated access and insights into a deep network of institutional investors worldwide, as well as a diversified portfolio of lending relationships. Oaktree’s client base includes leading pension plans, insurance companies, endowments, foundations, and sovereign wealth funds. Furthermore, Oaktree expects to leverage its strong relationships with banks and other financial institutions as well as those with brokers, advisors and attorneys. This network of contacts is instrumental in obtaining access to investment opportunities, some of which are made available to Oaktree on a highly selective, and in some cases an exclusive, basis. We have not selected any specific business combination target yet. For more information on our sponsor and its controlling persons, please see the section entitled “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Life Sciences Platform

Oaktree’s Life Sciences investment platform, co-led by our Chairman Dr. Aman Kumar, has been an early mover in the life sciences private lending space, beginning its investing activity in 2013. Since that time, Oaktree has committed approximately $6.2 billion across 54 life sciences investments (through December 31, 2025) with no realized losses. The 12-person, life sciences-dedicated investment team has significant healthcare-specific, operational, and financial experience and varied backgrounds spanning business, healthcare equity and credit buy-side, investment banking and medicine. The life sciences industry has historically benefited from attractive secular growth (including through periods of macro-economic downturn), and we believe this will continue, as growth in the sector is supported by technological innovation and favorable demographic trends. The industry has frequently outperformed the S&P 500 and exhibited a low correlation with the broader economy.

Since 2013, Oaktree’s Life Sciences team has evaluated over 996 investment opportunities, of which only fewer than 5.4% progressed into the final round with 54 investments eventually consummating. Of these 54 investments, 64% were in companies based in the US, 31% in European companies and the balance in the UK and rest of the world. Sub-sector wise, approximately three-quarters were in the biopharma space, with the balance across medical devices and healthcare services.

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

Oaktree’s global platform, which offers significant differentiation relative to competitors, provides our company with key structural and operational advantages. We expect to (i) leverage Oaktree’s research capabilities and industry expertise, including a multi-million dollar annual research budget and over 375 investment professionals, (ii) access extensive deal flow from institutional client relationships, banks and brokers, (iii) attract talented investment professionals and advisors, (iv) enjoy increased influence with company boards and management teams, (v) seek restructuring advice if necessary from investment professionals managing over $43.7 billion as of December 31, 2025, across Oaktree’s opportunities funds and distressed strategies and (vi) leverage Oaktree’s extensive infrastructure, including over 1,100 back-office employees. Moreover, our team is particularly well positioned within Oaktree to manage the day-to-day efforts of our company given its experience managing OAC and OACB and its deep understanding of the public markets and how to tailor transactions that best position private companies to succeed as long-term public companies. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.”

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

Experience with Special Purpose Acquisition Companies

Certain members of our management team and board of directors have previous experience in the execution of public acquisition vehicles. In January 2021, Oaktree Acquisition Corp. consummated its initial business combination with Hims, Inc. The Class A common stock of the combined company, Hims & Hers Health, Inc. is traded on the New York Stock Exchange (“NYSE”) under the symbol “HIMS.” The closing price of the ordinary shares of Hims & Hers Health, Inc. on the NYSE on December 31, 2025 was $32.47. Prior to the acquisition of Hims & Hers Health, Inc., the SPAC lead an initial sourcing of approximately 300+ opportunities, then diligence approximately 75+ prospective targets and submitted 12 letters of intent. Oaktree Acquisition Corp. consummated its business combination without an extension and within 24 months of the closing of its initial public offering, as provided by its amended and restated memorandum and articles of association. The holders of 6,193 Class A ordinary shares of Oaktree Acquisition Corp. (or approximately 0.03% of the publicly held Class A ordinary shares) elected to have their shares redeemed in connection with the business combination with Hims, Inc.

Additionally, in June 2022, Oaktree Acquisition Corp. II consummated its initial business combination with Alvotech Holdings S.A. The ordinary shares and warrants of the combined company, Alvotech, are traded on Nasdaq under the symbol “ALVO” and “ALVOW,” respectively. The closing price of the ordinary shares and warrants of Alvotech on Nasdaq on December 31, 2025 were $5.13 and $0.65, respectively. Prior to the acquisition of Alvotech, the SPAC lead an initial sourcing of approximately 235+ opportunities, then diligence approximately 74+ prospective targets and submitted 9 letters of intent. Oaktree Acquisition Corp. II consummated its business combination without an extension and within 24 months of the closing of its initial public offering, as provided by its amended and restated memorandum and articles of association. The holders of 24,023,495 Class A ordinary shares of Oaktree Acquisition Corp. II (or approximately 96.09% of the publicly held Class A ordinary shares) elected to have their shares redeemed in connection with the business combination with Alvotech.

As of January 7, 2026, across both transactions Oaktree’s SPACs had generated a mean return of approximately 117% since their respective IPOs.

We believe that there is currently a large backlog of life sciences companies with 24 IPOs completed year-to-date and almost 64,000 biotechnology and pharmaceutical companies globally.

We believe our management and board of directors’ capabilities and experience managing Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II complements Oaktree Acquisition Corp. III Life Sciences and demonstrate the team’s resources required to effect a successful business combination in the current market conditions. In addition, we are well positioned to source additional funding in the capital markets, as required.

Oaktree Acquisition Corp. III Life Sciences is a natural extension of our management’s day-to-day business and benefit from the proprietary deal flow the team sources, both internally, from other groups across the global Oaktree platform, and externally, from our management’s and board of director’s breadth of industry relationships.

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

The past experience or performance of the members of our management team or their affiliates, including Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II and Oaktree, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record or the performance of our management team or their affiliates, including Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II and Oaktree or any of their affiliates’ or managed funds’ performance as indicative of our future performance. See “Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us.”

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

Mathew Pendo has served as our Chief Operating Officer since July 2024. Mr. Pendo currently serves as the Managing Director, Head of Corporate Development and Capital Markets for Oaktree and the President of the following Oaktree managed Business Development Companies: Oaktree Specialty Lending Corporation, Oaktree Gardens OLP, LLC and Oaktree Strategic Credit Fund. Mr. Pendo joined Oaktree in 2015. Mr. Pendo has also served as a director of 17Capital since July 2022. Mr. Pendo previously served Chief Operating Officer of Oaktree Acquisition Corp. II until its business combination with Alvotech Holdings S.A., and as Chief Operating Officer of Oaktree Acquisition Corp. until its business combination with Hims, Inc. His prior experience includes serving as the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. He received a bachelor’s degree in economics from Princeton University, cum laude and is a former board member of Ally Financial, Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc.

George A. Martinez has served as our Chief Financial Officer since October 2025 and is a Senior Vice President with Oaktree’s finance organization, overseeing various accounting, operations and reporting functions for Oaktree’s corporate accounting organization. Prior to joining Oaktree in 2024, Mr. Martinez was an Audit Senior Manager at Ernst & Young, serving clients in the real estate and financial services industries from 2013 to 2024. Mr. Martinez is a Certified Public Accountant in the state of California and a member of the American Institute of Certified Public Accountants. He received a Master of Accounting from the University of Southern California, and a Bachelor of Arts from Occidental College, where he was a politics major.

Paul Meister has served on our board of directors since October 2024. Mr. Meister has been a partner in Novalis LifeSciences, a life science-focused venture firm, since 2021. Mr. Meister is the co-founder, and since 2008, Chief Executive Officer of Liberty Lane Partners, LLC, a private investment company with investment holdings in healthcare, technology and distribution-related industries. From 2014 to 2018, Mr. Meister was President of MacAndrews & Forbes Incorporated, a private company that owns or controls a diverse set of businesses. Mr. Meister served as Chairman and Chief Executive Officer of inVentiv Health, Inc. (now Syneos Health Inc.) (NASDAQ: SYNH), a leading provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2014. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc. (NYSE: TMO), a scientific instruments equipment and supplies company, from 2006 to 2007. Mr. Meister was previously an Executive Officer of Fisher Scientific International, Inc., a predecessor of Thermo Fisher Scientific from 1991 to 2006. Mr. Meister has a bachelor’s degree from the University of Michigan and an M.B.A. from Northwestern University. Other public company directorships include Aptiv PLC (NYSE: APTIV) since July 2019; Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since August 2019; Oaktree Acquisition Corp. I (July 2019—January 2021) (NADSAQ: OAC); Oaktree Acquisition Corp. II (NASDAQ: OACB) from September 2020 to June 2022, Quanterix Corporation (NASDAQ: QTRX) from 2013 to November 2025, and Scientific Games Corporation (NASDAQ: SGMS) from March 2012 to June 2020. Mr. Meister is Co-Chair of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. We believe Mr. Meister’s significant investment experience and business strategy expertise make him well qualified to serve as a member of our board of directors.

Alvin Shih, M.D., has served on our board of directors since October 2024. Dr. Shih has broad experience in drug development, spanning multiple indications with a focus on rare diseases, including as the chief operating officer and founding member of Pfizer Inc.’s (NYSE: PFE) rare disease research unit from 2010 to 2014. Since April 2025, he has been chief executive officer of Imbria Pharmaceuticals, a biotechnology company developing therapeutics for rare and common cardiac diseases. Prior to his current role, he served as chief executive officer of Catamaran Bio, Inc. from February 2021 to January 2024. From July 2019 to December 2020, Dr. Shih served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for neurodegenerative diseases and that was acquired by Eli Lilly in October 2020. Before that, Dr. Shih was chief executive officer of Enzyvant Therapeutics from November 2016 to February 2019, where he led the company’s cell/tissue-based therapy development for treating a rare immunological disease. Dr. Shih was also the executive vice president and head of research at Retrophin, Inc. from May 2014 to October 2016 where he worked on therapies for multiple disease indications. Dr. Shih has been serving on the board of directors of Tenza from November 2021. Since January 2024, Dr. Shih has been serving on the board of directors of Zevra Therapeutics, Inc. (NASDAQ GS: ZVRA), and since July 2024, Dr. Shih has served on the board of directors of Imbria Pharmaceuticals. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. He received his medical degree from the University of Alabama and completed his residency training at the Massachusetts General Hospital. Dr. Shih received his M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve as a member of our board of directors.

David A. Berry, M.D., Ph.D., has served on our board of directors since October 2025. Dr. Berry is the co-founder of Averin Capital, where he has been serving as a Managing Partner since May 2025, and the Chairman and CEO of Averin Capital Acquisition Corp., a special purpose acquisition company (Nasdaq: ACAA). In February 2026, Dr. Berry joined the board of directors of Common Clinic. Previously, Dr. Berry served as a Partner from 2008 to 2015, and as a General Partner from 2015 to May 2025, at Flagship Pioneering, where he worked from November 2005 to January 2026. Dr. Berry was previously founder and CEO of Valo Health where he served on the board from October 2018 through January 2024. He served on the board of directors of Omega Therapeutics, Inc (Nasdaq:

OMGA) from August 2017 to June 2022. He also served as a director of Seres Therapeutics, Inc. (Nasdaq: MCRB) from September 2012 to July 2016, and served as its CEO from 2012 to 2014. Dr. Berry also served as the Chief Executive Officer and as a member of the board of directors of Axcella Health, Inc. (Nasdaq: AXLA) from September 2009 until May 2020, and as Chief Executive Officer and as a member of the board of Evelo Biosciences (Nasdaq: EVLO) from May 2014 to February 2018. He holds an M.D. from Harvard Medical School, a Ph.D. in biological engineering from the Massachusetts Institute of Technology, and a B.S. in brain and cognitive sciences from the Massachusetts Institute of Technology. We believe that Dr. Berry’s investment experience in the biotechnology industry qualifies him to serve as a member of our board of directors.

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

As described in more details below under “—Other Consideration and Conflicts of Interest” and in the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors and conflicts of interest may arise if we select a business combination target that is affiliated with our sponsor, officer or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from either an independent investment banking firm or an independent accounting firm. We are not required to obtain such an opinion in any other context. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Such conflicts of interest in connection with a business combination with a business affiliated with our sponsor, executive officers or directors include conflicts related to the additional fiduciary and contractual duties that our directors and officers may have (as further described in the next paragraph) and conflicts resulting from our directors’ and officers’ indirect ownership in the founder shares and private placement units held by our sponsor and the effective price at which such securities were purchased by our sponsor and which may result in the selection of an acquisition target that subsequently declines in value and is unprofitable for public shareholders (while still profitable from our sponsor’s, directors’ and officers’ perspective) instead of not consummating a business combination at all or with a different business combination target (for more information, also see “—Other Consideration and Conflicts of Interest”).

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

Pursuant to a letter agreement that the sponsor executed with us in connection with our initial public offering, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Further, pursuant to such letter agreement, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell founder shares and private placement units, as summarized in the table below. For more information on non-contractual resale restrictions, also see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Eligible for Future Sale” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Summary of Resale Restrictions.”

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

(1)

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the founder shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Class B ordinary shares at the option of the holder thereof prior to the consummation of our initial business combination) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the private placement shares underlying private placement units) upon the consummation of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined immediately below) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent shares issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans made to the Company. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in connection with our initial business combination, including, but not limited to, a private placement of equity or debt. Due to this anti-dilution feature of our founder shares, the founder shares and Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the nominal price of $0.005 per founder share at which our sponsor purchased the founder shares and/or the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. Our sponsor, directors and officers and their affiliates may receive additional compensation and/or may be issued additional securities in connection with an initial business combination, including securities that may result in material dilution to public shareholders. For more information also see below under “—Payments to insiders” and “—Additional financing.”
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

(3)	For more information, also see “—Sources of Target Businesses,” “Item 11. Executive Compensation” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Securities—Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

As described under “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available,” the holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available. We will only effect such registrations on registration statements on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable. If the issuance of the Class A ordinary shares upon exercise of our public warrants is not registered or qualified or exempt from registration or qualification, the holders of such warrants will not be entitled to exercise their warrants and the warrants may have no value and expire worthless. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants (given the private placement warrants are exercisable for cash or “cashless” at the option of our sponsor and its permitted transferees) and our sponsor and its permitted transferees may sell the Class A ordinary shares issuable upon exercise of such private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the Class A ordinary shares issuable upon exercise.

Further, if and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under applicable state securities laws and even if an exemption from such registration or qualification is not available. As a result, we may redeem our public warrants even if the public holders are otherwise unable to exercise their public warrants (for more information, also see “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.”). In addition, the ability to redeem our public warrants could create conflicts of interest as it limits the potential upside of holders of our public warrants while our non-redeemable private placement warrants remain outstanding and become more valuable as our share price increases. Our management team may also require holders to exercise their warrants on a “cashless” basis, which would reduce the number of Class A ordinary shares received by a holder upon exercise of their warrants and thereby reduce the potential equity “upside” of a public holder’s investment in us. For more information, also see “Item 1A. Risk Factors—Risks Relating to Our Sponsor and Our Management Team—Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.”

Corporate Information

Our executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We maintain a corporate website at www.oaktreeacquisitioncorp.com and our telephone number is +1 (213) 830 6300. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from July 5, 2024, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Financial Position

With funds available for a business combination initially in the amount of $201,563,532 as of December 31, 2025 (including $6,719,660 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness, privately or through other means, in connection with our initial business combination, including pursuant to forward purchase agreements, non-redemption or backstop arrangements we may enter into following consummation of our initial public offering. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. For more information also see “—Other Considerations and Conflicts of Interest—Payments to insiders” and “—Additional financing” as well as “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” or “Item 1A. Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.4 million of proceeds held outside the trust account as of December 31, 2025, plus funds from permitted withdrawals, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us (excluding our independent registered accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.4 million held outside of the trust account (as of December 31, 2025) and funds from permitted withdrawals with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from July 5, 2024, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

•

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” In connection with our assessment of going concern considerations under applicable accounting standards, we have determined that the proximity of the deadline by which we may be required to liquidate our trust account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels (for more information on additional financings, also see “—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs,” “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us,” and “—We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.”). Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “—The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

Public shares included in public units	19,199,029
Founder shares	4,799,758
Private placement shares included in private placement units	583,981
Total shares	24,582,768
Total funds in trust at closing of initial public offering and available for initial business combination (1)	191,990,290
Implied value per share	7.81
Public shareholders’ investment per share	10.00
Sponsor’s average investment per share (2)	1.09

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

While the implied value of our public shares may be diluted, the implied value of approximately $7.81 per share would represent a significant implied profit for our sponsor relative to the initial purchase price of the founder shares. Our sponsor invested an aggregate of $5,864,810 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $5,839,810 purchase price for the private placement units. At $7.81 per share, the 4,799,758 founder shares would have an aggregate implied value of $37,486,109.98 and the 583,981 private placement units would have an implied value of $4,560,891.61. As a result, even if the trading price of our public units or Class A ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us, assuming it retains after closing of our initial business combination 4,799,758 Class A ordinary shares with respect to its 4,799,758 founder shares and 583,981 private placement units, even if the trading price of our public units or Class A ordinary shares were as low as approximately $1.09 per share. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our public units or Class A ordinary shares to decline, while our public shareholders who purchased their units in our initial public offering could lose significant value in their securities. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per-share price for the founder shares as our public shareholders paid for their public shares.

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

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. An increasing number of SPACs have liquidated beginning in the second half of the 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, but not limited to, the war between Russia and Ukraine, the Israel-Hamas conflict, the military intervention of the U.S. in Venezuela and the conflict in the Middle East and Iran.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released for permitted withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, and our warrants will expire worthless. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “ —Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

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

We encountered and expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $1.4 million (as of December 31, 2025) are available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds from permitted withdrawals and funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Further, our independent registered public accounting firm’s report included in this Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If in addition to our permitted withdrawals we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us for permitted withdrawals or upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement concurrently with our initial public offering. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors in this Report.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

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

As of December 31, 2025, we have approximately $201.6 million available in our trust account that we may use to complete our initial business combination (after deducting approximately $6,719,660 of deferred underwriting commissions being held in the trust account and not including any cash held outside of the trust account).

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

Additionally, in August 2023, the President of the United States issued an executive order setting forth the framework for outbound investment controls regulating U.S. investment to countries and companies deemed to be averse to U.S. national security and foreign policy interests. In October 2024, the U.S. Department of the Treasury issued a Final Rule to implement the president’s order, which became effective on January 2, 2025, and imposes notification requirements for, and the prohibition of, outbound investment involving semiconductors and microelectronics, quantum information technologies and artificial intelligence by U.S. persons into certain entities with a nexus to China. Moreover, the number of targeted sectors is set to expand and there is a high likelihood that it will continue to do so. In February 2025, the President of the United States issued a National Security Presidential Memorandum noting the intention to expand restrictions on outbound investment to include sectors such as biotechnology, hypersonics, aerospace, advanced manufacturing, directed energy and other areas implicated by China’s national military-civil fusion strategy. In addition, in December 2025, the president signed into law the Comprehensive Outbound Investment National Security Act of 2025 (the “COINS Act”), which, among other changes, adds hypersonics, high-performing computing, and supercomputing to the list of covered technologies subject to outbound investment restrictions. The COINS Act also expands the scope of restrictions to include Cuba, Iran, North Korea, Russia, and Venezuela under the Maduro regime, in addition to China. While the U.S. Department of the Treasury must issue regulations implementing the COINS Act no later than March 2027, the exact scope and application of the expanded outbound investment program under the COINS Act has yet to be determined. The current and, once effective, expanded restrictions on U.S. outbound investment could limit the universe of business combinations available to the sponsor and/or adversely affect the governance and operations of the sponsor and/or the combined company.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 24 months from the closing of our initial public offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by difficult market and geopolitical conditions.

Our search for a business combination and any target’s business, financial condition and results of operation may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate.

Global financial markets have also experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions.

During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies with which we may consummate a business combination may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due.

Many of the above factors discussed above are outside of our control and could not only adversely affect our ability to search for a business combination and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination, but may also adversely affect our ability to raise additional capital in connection with a business combination.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia, the Israel-Hamas conflict, the military intervention of the U.S. in Venezuela and the military conflict in the Middle East and Iran) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

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

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded in connection with our initial business combination and we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 300 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of geopolitical events like the conflicts in Ukraine and Russia, the Israel-Hamas conflict, the military intervention of the U.S. in Venezuela, the conflict in the Middle East and Iran, or economic impacts, such as a result of inflation, tariffs and the COVID-19 virus or any variants thereof. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Pursuant to a registration and shareholder rights agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, and its permitted transferees can demand that we register the resale of the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in the private placement units (including any private placement units that may be issued upon conversion of working capital loans), and any Class A ordinary shares issuable upon conversion of private placement warrants. The sponsor is entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the sponsor has certain “piggyback” registration rights with respect to registration statements filed subsequently to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor, holders of working capital loans or their permitted transferees are registered for resale.

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

On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 5,031,250 founder shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to Oaktree Acquisition Holdings III LS, LLC, our sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to our sponsor. Prior to such initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount so paid by the number of founder shares issued in consideration therefor. In connection with the partial exercise of the over-allotment option granted to the underwriters of our initial public offering, our sponsor forfeited 231,492 Class B ordinary shares to our sponsor at no cost to the Company, resulting in our sponsor holding 4,799,758 Class B ordinary shares. In addition, our sponsor has purchased 583,981 private placement units, at a price of $10.00 per share ($5,839,810 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. Holders of our founder shares and private placement shares included in the private placement units have agreed to waive their right to receive distributions from our trust account in connection with a redemption of our public shares. Unless there are liquidating distributions from assets outside the trust account, the founder shares and private placement units will be worthless if we do not consummate an initial business combination within the required time period. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report and Exhibit 4.5 hereto, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. Notwithstanding the foregoing, (a) any amendment to the terms of the private placement warrants shall only require our consent and the holders of a majority of the private placement warrants, (b) we may lower the exercise price of the warrants or extend the duration of the exercise period of the warrants without the consent of the registered holders of the warrants, and (c) we may in our sole discretion and at any time allow or require the exercise of the warrants on a “cashless basis” without the consent of any registered holders.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report and Exhibit 4.5 hereto have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

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

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement (for more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “Item 1. Business—Initial Business Combination” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Transfers of Founder Shares and Private Placement Units”). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2025, we had $ $1,434,965 in our operating bank account and working capital of $248,591. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans, including the consummation of a business combination. We have until October 25, 2026, to consummate a business combination. If a business combination is not consummated by then, we may, however, elect to seek to extend the time period during which we may consummate a business combination consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of their public shares (which may have a material adverse effect on the amount held in the trust account). Should a business combination not occur, there may be mandatory liquidation and subsequent dissolution. Such mandatory liquidation condition raises substantial doubt about our ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might result from the outcome of these uncertainties.

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

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to issue regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In April of 2024, the Treasury issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized. Additionally, in June of 2024, the Treasury issued final Treasury regulations on the reporting and payment (but not the computation) of the Excise Tax. In November of 2025, the Treasury issued final Treasury regulations on the computation of the Excise Tax. In the final Treasury regulations, the Treasury exempts from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates within the meaning of Section 331 or Section 332(a) (or both) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which includes distributions that occur in connection with redemptions. Under the final Treasury regulations, the Excise Tax may be applicable to redemptions by a covered corporation in connection with (i) a liquidation that is not a “complete liquidation” within the meaning of either Section 331 or Section 332(a) of the Code, (ii) an extension, depending on the timing of the extension relative to when the covered corporation consummates an initial business combination or liquidates and (iii) an initial business combination, depending on the structure of the initial business combination.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of shares and (v) the content of any other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
We are a special purpose acquisition company with no business operations
and
therefore, prior to the completion of a business combination, do not have any operations of our own that face cybersecurity threats. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for a business combination. Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the Company’s risk management activities in general and will be informed, promptly and as deemed necessary by our management team, of any cybersecurity threats or risks that may arise, cyber incidents and industry trends, including regarding the appropriate disclosure, mitigation, or other response or actions that our board deems appropriate to take. As of the date of this Report, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations. However, any such attack could adversely affect our business. We depend on the digital technologies of third parties and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. A penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. For more information about the cybersecurity risks we face, see the risk factor entitled “
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss
.” in “
Item 1A. Risk Factors—General Risk Factors
.”
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying and completing a business combination.

For the year ended December 31, 2025, we had a net income of $7,288,824, which consists of interest earned on cash held in trust account of $8,484,511, offset by general and administrative expenses of $1,195,687.

For the period from June 28, 2024 (inception) through December 31, 2024, we had a net income of $1,331,707, which consists of change on overallotment liability of $94,781 and interest earned on cash held in trust account of $1,588,732, offset by operating costs of $351,806.

Liquidity and Capital Resources and Going Concern

On October 25, 2024, we completed our initial public offering of 17,500,000 units, at $10.00 per unit, generating proceeds of $175,000,000.

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

For the year ended December 31, 2025, net cash used in operating activities was $422,080. Net income of $7,288,824 was impacted by interest earned on cash held in trust account of $8,484,511. Changes in operating assets and liabilities provided $773,607 of cash from operating activities. For the year ended December 31, 2025, cash flows from investing activities were $500,000 in the form of permitted withdrawals from the trust account.

For the period from June 28, 2024 (inception) through December 31, 2024, net cash used in operating activities was $89,687. Net income of $1,331,707 was impacted by payment of operating costs through a promissory note of $41,160, change on overallotment liability of $94,781 and interest earned on investment securities held in the trust account of $1,588,732. Changes in operating assets and liabilities provided $220,959 of cash from operating activities.

As of December 31, 2025, we had cash of $201,563,532 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt are used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity.

As of December 31, 2025, we had cash of $1,434,965 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, as well as pay our advisors.

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

As described in other parts of this Report, we may make permitted withdrawals from the trust account. Permitted withdrawals are amounts withdrawn or eligible to be withdrawn from our trust account to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay our taxes (any withdrawals to pay for our taxes (which shall exclude the Excise Tax if any is imposed on us) shall not be subject to the $250,000 annual limitation described in the foregoing); provided that such withdrawals can only be made from interest earned on the funds held in the trust account and not from the principal held in the trust account.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements –Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential business combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a business combination. If a business combination is not consummated by then, the Company may, however, elect to seek to extend the period during which we may consummate a business combination consistent with applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their public shares (which would likely have a material adverse effect on the amount held in the trust account and other adverse effects on the Company. Should a business combination not occur, there may be a mandatory liquidation of the trust account and subsequent dissolution of the Company. Such potential mandatory liquidation condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. We began incurring these fees on October 23, 2024 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with the sponsor, that we will indemnify the sponsor and its affiliates, including Oaktree, from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the sponsor and its affiliates, including Oaktree, and/or (iii) against our sponsor and/or Oaktree alleging any expressed or implied management or endorsement by our sponsor and/or Oaktree of any of our activities or any express or implied association between our sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our trust account.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per public unit, or $3,839,806 in the aggregate, $3,500,000 of which was paid on October 25, 2024 and $339,806 of which was paid on October 30, 2024 in connection with the closing of the partially exercised over-allotment option granted to the underwriters of our initial public offering. In addition, in connection with the closing of the initial public offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, $0.35 per public unit sold, or $6,719,660 in the aggregate, became payable to the underwriters for deferred underwriting commissions. The deferred underwriting fee will be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters on October 30, 2024, the sponsor forfeited 231,492 founder shares at no cost to the Company.

Registration and Shareholder Rights Agreement

We entered into a registration and shareholder rights agreement in connection with our initial public offering pursuant to which our sponsor, and its permitted transferees, if any, are entitled to certain registration rights with respect to the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in the private placement units (including any private placement units that may be issued upon conversion of working capital loans), and any Class A ordinary shares issuable upon conversion of private placement warrants. The sponsor is entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the sponsor has certain “piggyback” registration rights with respect to registration statements filed subsequently to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Further, pursuant to such agreement, our sponsor, upon and following consummation of an initial business combination, is also entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

For more information on contractual obligations and related party transactions, also see Note 4 and Note 5 in the financial statements and the notes thereto contained elsewhere in this Report.

Critical Accounting Policies

The preparation of financial statements contained in this Report and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for the public warrants and private placement warrants issued in connection with the initial public offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, certain amendments to the Company’s amended and restated memorandum and articles of association or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement contained in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21, which have been added at the end of this Report and which are incorporated into this Item 8. of the Report by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
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
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers are as follows:

NAME	AGE	POSITION
Aman Kumar	45	Chairman and Director
Zaid Pardesi	43	Chief Executive Officer and Director
Mathew Pendo	62	Chief Operating Officer
George A. Martinez	41	Chief Financial Officer
Paul Meister	73	Director
Alvin Shih	49	Director
David A. Berry	48	Director
Aman Kumar
, MD, has served on our board of directors since July 2024 and became the Chairman of our board of directors in January 2025. Dr. Kumar is a managing director within Oaktree’s Global Private Debt strategy. He also serves as a co-portfolio
manager for the strategy’s Life Sciences Lending platform which focuses on investment opportunities across the healthcare spectrum from biotechnology and pharmaceuticals to medical devices and healthcare services. Prior to joining Oaktree in 2014, Dr. Kumar spent three years at Deutsche Bank in London working on the Global Credit team, most recently as a vice president on the European High Yield trading desk. Since June 2023, Dr. Kumar has been serving on the board of directors of Sanius Health. He has also been a board member of Si02 Material Science since September 2023. He received an M.B.A. from the Wharton School at the University of Pennsylvania and holds a Bachelor of Medicine, Bachelor of Surgery degree from King’s College London. Prior to Wharton, Dr. Kumar worked as a surgeon in the UK National Health Service (NHS). He is a member of the Royal College of Surgeons of England. We believe Dr. Kumar’s significant investment experience and experience in the healthcare sector make him well qualified to serve as a member of our board of directors.
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
Mathew Pendo
has served as our Chief Operating Officer since July 2024. Mr. Pendo currently serves as the Managing Director, Head of Corporate Development and Capital Markets for Oaktree and the President of the following Oaktree managed Business Development Companies: Oaktree Specialty Lending Corporation, Oaktree Gardens OLP, LLC and Oaktree Strategic Credit Fund. Mr. Pendo joined Oaktree in 2015. Mr. Pendo has also served as a director of 17Capital since July 2022. Mr. Pendo previously served Chief Operating Officer of Oaktree Acquisition Corp. II until its business combination with Alvotech Holdings S.A., and as Chief Operating Officer of Oaktree Acquisition Corp. until its business combination with Hims, Inc. His prior experience includes serving as the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award in 2013. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head
of U.S. Investment Banking and then
co-head
of Global Industrials group. He received a bachelor’s degree in economics from Princeton University, cum laude and is a former board member of Ally Financial, Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc.
George A. Martinez
has served as our Chief Financial Officer since October 2025 and is a Senior Vice President with Oaktree’s finance organization, overseeing various accounting, operations and reporting functions for Oaktree’s corporate accounting organization. Prior to joining Oaktree in 2024, Mr. Martinez was an Audit Senior Manager at Ernst & Young, serving clients in the real estate and financial services industries from 2013 to 2024. Mr. Martinez is a Certified Public Accountant in the state of California and a member of the American Institute of Certified Public Accountants. He received a Master of Accounting from the University of Southern California, and a Bachelor of Arts from Occidental College, where he was a politics major.
Paul Meister
has served on our board of directors since October 2024. Mr. Meister has been a partner in Novalis LifeSciences, a life science-focused venture firm, since 2021. Mr. Meister is the co-founder,
and since 2008, Chief Executive Officer of Liberty Lane Partners, LLC, a private investment company with investment holdings in healthcare, technology and distribution-related industries. From 2014 to 2018, Mr. Meister was President of MacAndrews & Forbes Incorporated, a private company that owns or controls a diverse set of businesses. Mr. Meister served as Chairman and Chief Executive Officer of inVentiv Health, Inc. (now Syneos Health Inc.) (NASDAQ: SYNH), a leading provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2014. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc. (NYSE: TMO), a scientific instruments equipment and supplies company, from 2006 to 2007. Mr. Meister was previously an Executive Officer of Fisher Scientific International, Inc., a predecessor of Thermo Fisher Scientific from 1991 to 2006. Mr. Meister has a bachelor’s degree from the University of Michigan and an M.B.A. from Northwestern University. Other public company directorships include Aptiv PLC (NYSE: APTIV) since July 2019; Amneal Pharmaceuticals, Inc. (NYSE: AMRX) since August 2019; Oaktree Acquisition Corp. I (July 2019—January 2021) (NADSAQ: OAC); Oaktree Acquisition Corp. II (NASDAQ: OACB) from September 2020 to June 2022, Quanterix Corporation (NASDAQ: QTRX) from 2013 to November 2025, and Scientific Games Corporation (NASDAQ: SGMS) from March 2012 to June 2020. Mr. Meister is
Co-Chair
of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. We believe Mr. Meister’s significant investment experience and business strategy expertise make him well qualified to serve as a member of our board of directors.
Alvin Shih, M.D.
, has served on our board of directors since October 2024. Dr. Shih has broad experience in drug development, spanning multiple indications with a focus on rare diseases, including as the chief operating officer and founding member of Pfizer Inc.’s (NYSE: PFE) rare disease research unit from 2010 to 2014. Since April 2025, he has been chief executive officer of Imbria Pharmaceuticals, a biotechnology company developing therapeutics for rare and common cardiac diseases. Prior to his current role, he served as chief executive officer of Catamaran Bio, Inc. from February 2021 to January 2024. From July 2019 to December 2020, Dr. Shih served as the chief executive officer of Disarm Therapeutics, a biotechnology company that developed therapeutics for neurodegenerative diseases and that was acquired by Eli Lilly in October 2020. Before that, Dr. Shih was chief executive officer of Enzyvant Therapeutics from November 2016 to February 2019, where he led the company’s cell/tissue-based therapy development for treating a rare immunological disease. Dr. Shih was also the executive vice president and head of research at Retrophin, Inc. from May 2014 to October 2016 where he worked on therapies for multiple disease indications. Dr. Shih has been serving on the board of directors of Tenza from November 2021. Since January 2024, Dr. Shih has been serving on the board of directors of Zevra Therapeutics, Inc. (NASDAQ GS: ZVRA), and since July 2024, Dr. Shih has served on the board of directors of Imbria Pharmaceuticals. Dr. Shih previously worked in management consulting at McKinsey & Company and L.E.K. Consulting, LLC. He received his medical degree from the University of Alabama and completed his residency training at the Massachusetts General Hospital. Dr. Shih received his M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Dr. Shih’s significant leadership experience in the biotechnology industry and his experience in rare disease qualifies him to serve as a member of our board of directors.
David A. Berry, M.D., Ph.D.
, has served on our board of directors since October 2025. Dr. Berry is the co-founder of
Averin Capital, where he has been serving as a Managing Partner since May 2025, and the Chairman and CEO of Averin Capital Acquisition Corp., a special purpose acquisition company (Nasdaq: ACAA). In February 2026, Dr. Berry joined the board of directors of Common Clinic. Previously, Dr. Berry served as a Partner from 2008 to 2015, and as a General Partner from 2015 to May 2025, at Flagship Pioneering, where he worked from November

2005 to January 2026. Dr. Berry was previously founder and CEO of Valo Health where he served on the board from October 2018 through January 2024. He served on the board of directors of Omega Therapeutics, Inc (Nasdaq: OMGA) from August 2017 to June 2022. He also served as a director of Seres Therapeutics, Inc. (Nasdaq: MCRB) from September 2012 to July 2016, and served as its CEO from 2012 to 2014. Dr. Berry also served as the Chief Executive Officer and as a member of the board of directors of Axcella Health, Inc. (Nasdaq: AXLA) from September 2009 until May 2020, and as Chief Executive Officer and as a member of the board of Evelo Biosciences (Nasdaq: EVLO) from May 2014 to February 2018. He holds an M.D. from Harvard Medical School, a Ph.D. in biological engineering from the Massachusetts Institute of Technology, and a B.S. in brain and cognitive sciences from the Massachusetts Institute of Technology. We believe that Dr. Berry’s investment experience in the biotechnology industry qualifies him to serve as a member of our board of directors.
We believe our management team and board of directors is well positioned to take advantage of the growing set of investment opportunities focused on the healthcare industry and that our contacts and relationships will allow us to generate an attractive transaction for our shareholders.
With respect to the above, past experience or performance of our management team or Oaktree and their respective affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or Oaktree and their respective affiliates as indicative of future performance. See “
Item 1A. Risk Factors—General Risk Factors—Past experience or performance by our management team or their affiliates, including Oaktree, Oaktree Acquisition Corp. and Oaktree Acquisition Corp. II, may not be indicative of future performance of an investment in us
.” For a list of our executive officers and directors and entities for which a conflict of interest may or does exist between such officers and directors, on the one hand, and us, on the other hand, please refer to the section entitled “
—Conflicts of Interest
” below.
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
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Paul Meister, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Alvin Shih and David A. Berry, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Aman Kumar and Zaid Pardesi, will expire at our third annual meeting of shareholders.
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
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship with such company which in the opinion of such company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Paul Meister, Alvin Shih and David A. Berry are “independent directors” as defined in the Nasdaq listing standards. Paul Meister, Alvin Shih and David A. Berry are independent under applicable SEC rules. Our independent directors will regularly schedule meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
We established an audit committee of the board of directors. Paul Meister, Alvin Shih and David A. Berry serve as members of our audit committee. Our board of directors has determined that each of Paul Meister, Alvin Shih and David A. Berry is independent. Paul Meister will serve as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Paul Meister qualifies as “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
The audit committee is responsible for:

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

Nominating Committee
We established a nominating committee of our board of directors. The members of our nominating committee are Paul Meister, Alvin Shih and David A. Berry, and Alvin Shih serves as chairman of the nominating committee. Our board of directors has determined that each of Paul Meister, Alvin Shih and David A. Berry is independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in a charter adopted by our board, generally provide that persons to be nominated:

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
The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We established a compensation committee of our board of directors. The members of our compensation committee are Paul Meister, Alvin Shih and David A. Berry, and Alvin Shih serves as chairman of the compensation committee.

Our board of directors has determined that each of Paul Meister, Alvin Shih and David A. Berry is independent. Our board adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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
The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. For more information on compensation of our directors and executive officers, see “
Item 11. Executive Compensation
” of this Report.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Clawback Policy
Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as Exhibit 97 to this Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance
compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s Compensation Committee. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee.

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
Code of Ethics
We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. The full text of our Code of Ethics has been posted on the investor relations section of our website, www.oaktreeacquisitioncorp.com. We intend to disclose future amendments to our Code of Ethics, or any waivers of such policy, on our website, www.oaktreeacquisitioncorp.com, or in public filings. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.
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

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer or another entity, including any entities managed by Oaktree or its affiliates and any companies in which Oaktree or such entities have invested, about which any of our officers or directors acquires knowledge (we will waive any claim or cause of action we may have in respect thereof), on the one hand, and us, on the other. In addition, our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. As described in more details under “
Item
 1. Business—Other Considerations and Conflicts of Interest
,” although affiliates of our directors and officers or entities, to which they have fiduciary obligations, including Oaktree or certain of its current or future investment funds, accounts, co-investment
vehicles and other entities managed by affiliates of Oaktree, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the healthcare or healthcare-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION

Aman Kumar	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director

	Sanius Health	Healthcare	Director

	Si02 Material Science	Material Science	Director

Zaid Pardesi	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director

	Solutions Mechanical LLC	Commercial and industrial heating, ventilation and air conditioning	President

Mathew Pendo	Oaktree Capital Management, L.P. (1)	Asset Management	Managing Director, Head of Corporate Development and Capital Markets

	Oaktree Specialty Lending Corporation	Asset Management	President

	Oaktree Strategic Credit Fund	Asset Management	President

	Oaktree Gardens OLP, LLC	Asset Management	President

	17Capital	Asset Management	Director

George A. Martinez	Oaktree Capital Management, L.P. (1)	Asset Management	Senior Vice President

Paul Meister	Liberty Lane Partners, LLC (2)	Investment Company	Co-Founder

	Aptiv PLC	Technology	Director

	Novalis LifeSciences (2)	Biotechnology	Partner

	Amneal Pharmaceuticals, Inc.	Healthcare	Chairman and Director

	University of Michigan’s Life Sciences Institute	Life Sciences	Co-Chair of External Advisory Board; Chair of the Provost’s Advisory Committee

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Alvin Shih	Imbria Pharmaceuticals, Inc.	Healthcare	Chief Executive Officer

	Tenza	Biotechnology	Director

	Zevra Therapeutics, Inc.	Healthcare	Director

David A. Berry	Averin Capital LLC	Investments	Co-Founder and Managing Partner

	Averin Health Opportunities Fund I	Investments	Advisor

	Averin Capital Acquisition Corp.	SPAC	Chairman and Chief Executive Officer

	Commons Clinic	Healthcare	Director

(1)	Includes certain of its funds and other affiliates.
(2)	Includes certain portfolio companies of such entities or companies in which such entities have made investments.
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

•
Our sponsor subscribed for founder shares and purchased private placement units in a transaction that closed in connection with the closing of our initial public offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and their private placement units if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units (and any private placement share or private placement warrant included in such private placement units) will not be transferable until 30 days following the completion of our initial business combination. For more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “
Item 1. Business—Initial Business Combination
.” Because each of our executive officers and director owns ordinary shares and/or private placement units (including their underlying securities) directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

For more information on certain risks and conflicts of interests, please also see “
Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team
.”
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
Item 11. Executive Compensation
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. As described under “
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
,” Paul Meister and Alvin Shih, our independent directors, were given an opportunity to make an investment for a non-controlling
minority position in our sponsor. Commencing on October 23, 2024 through the earlier of consummation of our initial business combination and our liquidation, we have been paying our sponsor for office space, secretarial and administrative services in the amount of $25,000 per month. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account or funds received from permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. For more information on our compensation committee, compensation committee interlocks and insider participation and our clawback policy, see

“Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation” in this Report.

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

In the table below, percentage ownership is based on 19,783,010 Class A ordinary shares (including the sponsor’s private placement shares that are included in the private placement units that it is holding) and 4,799,758 Class B ordinary shares issued and outstanding as of December 31, 2025. Voting power represents the combined voting power of Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the private placement warrants included in the private placement units held by the sponsor as these warrants are not exercisable within 60 days of the date of this Report.

	Class B ordinary shares		Class A ordinary shares			Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Sponsor and Directors and Officers
Oaktree Acquisition Holdings III LS, LLC (our sponsor)(3)	4,799,758	100.00%	583,981	(8)	2.95%	21.90%
Aman Kumar(4)(5)	—	—	—		—	—
Zaid Pardesi(4)(5)	—	—	—		—	—
Mathew Pendo(5)	—	—	—		—	—
George A. Martinez(5)	—	—	—		—	—
Paul Meister(6)	—	—	—		—	—
Alvin Shih(6)	—	—	—		—	—
David A. Berry(6)	—	—	—		—	—
All officers and directors as a group (seven individuals)(4)(5)(6)	—	—	—		—	—
Other 5% Holders
AQR Capital Management, LLC(7)	—	—	1,450,750		7.33%	5.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

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

(6)

Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor. Paul Meister, Alvin Shih and David Berry, our independent directors, were given an opportunity to make an investment for a non-controlling minority position in our sponsor.

(7)

Represents Class A ordinary shares for which AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC are being reported to have shared voting and dispositive power pursuant to Amendment No. 1 to Schedule 13G filed by such entities on May 14, 2025. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of each of the foregoing entities, each of which are incorporated in Delaware, USA, is One Greenwich Plaza, Greenwich, CT 06830.

(8)

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

Transfers of Founder Shares and Private Placement Units

The founder shares and private placement units are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our sponsor and our management team. Our sponsor and our management team have agreed not to transfer, assign or sell (i) any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private placement units (including any private placement shares or private placement warrants included in such private placement units) until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a)

through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. For a summary of the material terms of the transfer restrictions described in the foregoing, the letter agreement in which the transfer restrictions are included and whether and when our sponsor may sell securities, please see “Item 1. Business—Initial Business Combination” and below”—Securities Eligible for Future Sale.”

Our letter agreement with our sponsor, officers and directors contains provisions relating to the transfer restrictions described above may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement (for more information on the transfer restrictions and the exceptions thereto included in the underwriting agreement, also see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Letter Agreement”).

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

As described further above, pursuant to a letter agreement entered with us in connection with our initial public offering, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell founder shares, private placement units and public units (none were purchased in connection with the offering), as summarized in the table below. For more information on non-contractual resale restrictions, also see above “—Securities Eligible for Future Sale—Rule 144” and “—Securities Eligible for Future Sale—Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.”

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
Founder Shares (1)(2)	Agreement not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery	Our sponsor, directors and officers	Restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
	of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) (each of the foregoing, a “Transfer”), until the earlier of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.		individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and management team with respect to any founder shares and private placement units (including their underlying securities).

Private Placement Units and underlying securities (1)(2)	No Transfer until 30 days after the completion of our initial business combination. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or	Our sponsor, directors and officers	Same as above.

(1)

For more information on the number securities beneficially held by our sponsor, please see the beneficial ownership table in above in this section “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(2)

The founder shares and private placement units, including any private placement shares and private placement warrants included in such private placement units, issued in connection or simultaneously with our initial public offering are restricted securities and subject to the limitations on transfer described above under “—Securities Eligible for Future Sale—Rule 144” and “—Securities Eligible for Future Sale—Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.” Further, our sponsor, its permitted transferees or any other person that becomes an affiliate of the post-business combination company for purposes of Rule 144 under the Securities Act may be subject to additional resale restrictions with respect to securities they hold, as described above.

The letter agreement may not be changed, amended, modified or waived as to any particular provision, except by a written instrument executed by (i) each director and officer signatory to the letter agreement with respect to herself or himself, as applicable, to the extent she or he are the subject of any such change, amendment, modification or waiver, (ii) us, and (iii) our sponsor. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. For more information, also see “Item 1A. Risk Factors—Risks Relating to our Sponsor and Management Team—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval” and above under “—Transfers of Founder Shares and Private Placement Units.”

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

We may also pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. For more information also see below “—Policy for Approval of Related Party Transactions.”

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

Founder Share Subscription Agreement. On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 5,031,250 founder shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to Oaktree Acquisition Holdings III LS, LLC, our sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by our sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Company forfeited 231,492 founder shares at no cost to the Company. The 4,799,758 founder shares (including the Class A ordinary shares issuable upon exercise thereof) held by the Sponsor following the forfeiture of 231,492 founder shares may not, subject to certain limited exceptions described below “—Letter agreement,”, be transferred, assigned or sold by the holder.

Private Placement Units Purchase Agreement. In connection with the consummation of our initial public offering, our sponsor also purchased 583,981 private placement units for a purchase price of $10.00 per unit in a private placement. The private placement units and their underlying securities may not, subject to certain limited exceptions described below under “—Letter agreement,” be transferred, assigned or sold by their respective holders.

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

Registration and Shareholder Rights Agreement. We entered into a registration and shareholder rights agreement in connection with our initial public offering pursuant to which our sponsor, and its permitted transferees, if any, are entitled to certain registration rights with respect to the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in the private placement units (including any private placement units that may be issued upon conversion of working capital loans), and any Class A ordinary shares issuable upon conversion of private placement warrants. The sponsor is entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the sponsor has certain “piggyback” registration rights with respect to registration statements filed subsequently to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Further, pursuant to such agreement, our sponsor, upon and following consummation of an initial business combination, is also entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship with such company which in the opinion of such company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Paul Meister, Alvin Shih and David A. Berry are “independent directors” as defined in the Nasdaq listing standards. Paul Meister, Alvin Shih and David A. Berry are independent under applicable SEC rules. Our independent directors regularly schedule meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $138,195 and $102,440 for the services, respectively. Withum performed in connection with our initial public offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Report.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, our independent registered public accounting firm’s fees were $0 for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, our independent registered public accounting firm’s fees were $0, for services related to tax compliance, tax advice and tax planning.

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

We hereby file or furnish, as applicable, as part of this Report the exhibits listed in the below exhibit index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)

4.5	Description of Registrant’s Securities.(3)

10.1	Private Placement Units Purchase Agreement, dated October 23, 2024, by and between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement, dated October 25, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.3	Registration and Shareholder Rights Agreement, dated October 25, 2024, by and among the Registrant, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement, dated October 23, 2024, by and among the Registrant, the Sponsor and the Registrant’s officers and directors.(2)

10.5	Administrative Services and Indemnification Agreement, dated October 25, 2024, by and between the Registrant and the Sponsor.(2)

10.6	Form of Indemnity Agreement.(1)

10.7	Promissory Note, dated as of July 15, 2024, issued to Oaktree Acquisition Holdings III LS, L.P.(2)

10.8	Assignment of Promissory Note Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.9	Securities Subscription Agreement, dated July 15, 2024, between the Registrant and Oaktree Acquisition Holdings III LS, L.P.(2)

10.10	Transfer and Assignment of Securities Subscription Agreement, dated September 9, 2024, between the Sponsor, Oaktree Acquisition Holdings III LS, L.P. and the Registrant.(2)

10.11	Underwriting Agreement, dated October 23, 2024, by and among the Registrant and Jefferies LLC, Citigroup Global Markets Inc. and UBS Securities LLC, as representatives of the several underwriters named therein.(1)

19	Insider Trading Policy.(3)

21	Subsidiaries of the Company.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

97	Clawback Policy.(3)

*	Filed herewith
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 25, 2024.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 4, 2024.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

March 26, 2026	/s/ Zaid Pardesi
Name: Zaid Pardesi Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aman Kumar Aman Kumar	Chairman of the Board of Directors	March 26, 2026

/s/ Zaid Pardesi Zaid Pardesi	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026

/s/ George A. Martinez George A. Martinez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2026

/s/ Paul Meister Paul Meister	Director	March 26, 2026

/s/ Alvin Shih Alvin Shih	Director	March 26, 2026

/s/ David A. Berry David A. Berry	Director	March 26, 2026

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Oaktree Acquisition Corp. III Life Sciences:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Oaktree Acquisition Corp. III Life Sciences (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 25, 2026, the Company will cease all operations except for the purpose of liquidation. The mandatory liquidation date and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans related to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2024.
New York, New York
March 26, 2026
PCAOB ID Number 100

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$1,434,965	$1,357,044
Prepaid expenses	113,275	201,281

Total current assets	1,548,240	1,558,325
Long-term prepaid insurance	—	113,275
Cash held in Trust Account	201,563,532	193,579,022

TOTAL ASSETS	203,111,772	195,250,622

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	501,968	535,515
Accrued offering costs	—	179,984
Due to related party	785,857	—
Promissory note - related party	11,824	11,824

Total current liabilities	1,299,649	727,323
Deferred legal fees	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	8,318,397	7,746,071

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,199,029 issued and outstanding as of December 31, 2025 and 2024; at redemption value of $ 10.50 and $ 10.08 per share as of December 31, 2025 and 2024, respectively	201,563,532	193,579,022
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of December 31, 2025 and 2024	58	58
Class B ordinary shares, $ 0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of December 31, 2025 and 2024	480	480
Additional paid-in capital	—	—
Accumulated deficit	(6,770,695)	(6,075,009)

Total Shareholders’ Deficit	(6,770,157)	(6,074,471)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$203,111,772	$195,250,622

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the period from June 28, 2024 (inception) through December 31,
	2025	2024
General and administrative expenses	$1,195,687	$351,806

Loss from operations	(1,195,687)	(351,806)

Other income:
Change in fair value of over-allotment liability	—	94,781
Interest earned on cash held in Trust Account	8,484,511	1,588,732

Total other income	8,484,511	1,683,513

Net income	$7,288,824	$1,331,707

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	6,776,020

Basic and diluted net income per share, Class A ordinary shares	0.30	0.12

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares(1)	5,383,738	4,701,459

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	0.30	0.12

(1)
For the period from June 28, 2024 (inception) through December 31, 2024 excluded 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional 1,699,029 Public Units. The underwriters have forfeited their right to purchase the remaining 925,972 Public Units that they were entitled to purchase under their over-allotment option, consequently 231,492 of Class B ordinary shares were forfeited and cancelled on that date.

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31,2025 AND FOR THE PERIOD FROM
JUNE 28, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – June 28, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Sale of 550,000 private placement units	583,981	58	—	—	5,839,752	—	5,839,810
FV of Public Warrants at issuance	—	—	—	—	215,029	—	215,029
Forfeiture of Founder Shares	—	—	(231,492)	(23)	23	—	—
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(48,996)	—	(48,996)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	(6,030,305)	(7,406,716)	(13,437,021)
Net income	—	—	—	—	—	1,331,707	1,331,707

Balance – December 31, 2024	583,981	58	4,799,758	480	—	(6,075,009)	(6,074,471)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(7,984,510)	(7,984,510)
Net income	—	—	—	—	—	7,288,824	7,288,824
Balance – December 31, 2025	583,981	58	4,799,758	480	—	(6,770,695)	(6,770,157)

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the period from June 28, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$7,288,824	$1,331,707
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,484,511)	(1,588,732)
Change in fair value of over-allotment liability	—	(94,781)
Payment of operating costs through promissory note	—	41,160
Changes in operating assets and liabilities:
Prepaid expenses	88,005	(201,281)
Long-term prepaid insurance	113,275	(113,275)
Accounts payable and accrued expenses	(33,545)	535,515
Accrued offering costs	(179,984)	—
Due to related party	785,857	—

Net cash used in operating activities	(422,079)	(89,687)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(191,990,290)
Cash withdrawn from Trust Account for allowable working capital purposes	500,000	—

Net cash provided by investing activities	500,000	(191,990,290)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	188,148,351
Proceeds from sale of Private Placement Units	—	5,839,810
Repayment of promissory note—related party	—	(551,140)

Net cash provided by financing activities	—	193,437,021

Net Change in Cash	77,921	1,357,044
Cash – Beginning of period	1,357,044	—

Cash – End of period	$1,434,965	$1,357,044

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$179,984

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid through promissory note – related party	$—	$128,893

Prepaid services contributed by Sponsor through promissory note—related party	$—	$392,910

Deferred underwriting fee payable	$—	$6,719,660

Deferred legal fee payable	$—	$299,088

Forfeiture of Founder Shares	$—	$23

The accompanying notes are an integral part of these financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025
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
As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through December 31, 2025 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Oaktree Acquisition Holdings III LS, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 23, 2024. On October 25, 2024, the Company consummated the Initial Public Offering of 17,500,000 units (each, a “Public Unit”) at $10.00 per Public Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3. Each Public Unit consists of one Class A ordinary share (each such share, a “Public Share”) and one-fifth
of one redeemable warrant (each such warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $
11.50
per share, subject to adjustment (see Note 6). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional
1,699,029
Public Units at $
10.00
per Public Unit, generating proceeds of $
16,990,290
. The underwriters have forfeited their right to purchase the remaining
925,972
Public Units that they were entitled to purchase under their over-allotment option.
Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of
550,000
private placement units (each, a “Private Placement Unit” and together with the Public Units, the “Units”), at a price of $
10.00
per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $
5,500,000
, which is described in Note 4. Each consists of one Class A ordinary share (each such share, a “Private Placement Share”) and one-fifth
of one
non-redeemable
warrant (each such warrant, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, or to exercise the Private Placement Warrant on a cashless basis. Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional
33,981
Private Placement Units, at a price of $
10.00
per Private Placement Unit, for an aggregate purchase price of $
339,810
.
Transaction costs for the Initial Public Offering amounted to $
11,587,475
, consisting of $
3,839,806
of cash underwriting fees, $
6,719,660
of deferred underwriting fees, and $
1,028,009
of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least
80
% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

Following the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, an amount of $
191,990,290
($
10.00
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
The Company will provide the holders (the “Public Shareholders”) of Public Units with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).
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
Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem
100
% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to fund the Company’s working capital requirements, subject to an annual limit of $
250,000
(plus the rollover of unused amounts from prior years), and/or to pay the Company’s taxes (any withdrawals to pay for taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company) shall not be subject to the $
250,000
annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company does not consummate an initial Business Combination and liquidates and dissolves.
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
In the event of such distribution, it is possible that the
per-share
value of the assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
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
As of December 31, 2025, the Company had $1,434,965 in cash and working capital of $248,591.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Presentation of Financial Statements–Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations,

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such mandatory liquidation condition raises substantial doubt about the Company’s ability to continue as a going concern. These Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,434,965 and $1,357,044 in cash and no
cash equivalents as of December 31, 2025 and 2024, respectively.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

Cash Held in Trust Account
As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $201,563,532 and $193,579,022, were held in an interest-bearing demand deposit account.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Instruments
The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Accretion for ordinary shares to redemption amount	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Accretion for ordinary shares to redemption amount	7,984,510

Class A ordinary shares subject to possible redemption, December 31, 2025	201,563,532

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase
3,956,601
Class A ordinary shares in the aggregate. As of December 31, 2025 and 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025
	Redeemable Class A ordinary shares	Non- Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,692,538	$1,596,286
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,738
Basic and diluted net income per ordinary share	$0.30	$0.30

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

	For the Period from June 28, 2024 (inception) through December 31, 2024
	Redeemable Class A ordinary shares	Non- Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net income, as adjusted	$786,207	$545,500
Denominator:
Basic and diluted weighted average shares outstanding	6,776,020	4,701,459
Basic and diluted net income per ordinary share	$0.12	$0.12
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 3 - INITIAL PUBLIC OFFERING
In connection with the closing of the Initial Public Offering on October 25, 2024, the Company sold
17,500,000
Public Units at a price of $
10.00
per Public Unit. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $
11.50
per share, subject to adjustment (see Note 6).
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to
2,625,000
additional Public Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 30, 2024, the underwriters exercised their over-allotment option partially and purchased an additional
1,699,029
Public Units at $
10.00
per Public Unit, generating proceeds of $
16,990,290
. The underwriters agreed to forfeit the right to purchase the remaining
925,972
Public Units that they were entitled to purchase under their over-allotment option.
NOTE 4 - RELATED PARTY TRANSACTIONS
Founder Shares
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $
25,000
to cover certain of the Company’s expenses in exchange for the issuance of
5,031,250
Class B ordinary shares, par value $
0.0001
(the “Founder Shares”). Subsequently, on September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Founder Shares to the Sponsor and assigned all its rights and obligations under the securities subscription agreement, dated July 15, 2024, to the Sponsor (see Note 6). In connection with the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering, the Sponsor forfeited
231,492
Class B ordinary shares and now holds
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
Private Placement Units
In connection with closing of the Initial Public Offering, the Sponsor purchased
550,000
Private Placement Units, at a price of $
10.00
per Private Placement Unit, for an aggregate purchase price of $
5,500,000
. Further, in connection with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional
33,981
Private Placement Units, at a price of $
10.00
per Private Placement Unit, for an aggregate purchase price of $
339,810
. Consequently, following the closing of the Initial Public Offering and the partially exercised over-allotment option, the Sponsor holds 583,981 Private Placement Units. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The sponsor and the directors and officers of the Company have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem
100
% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of December 31, 2025 and 2024, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units at $10.00 per unit. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $
25,000
per month. The Company incurred $
300,000
and $
55,833
for these services for the year ended December 31, 2025 and for the period from June 28, 2024 (inception) through December 31, 2024, respectively. The cumulative unpaid amounts of $
355,833
and $55,833 of these fees were included in the due to related party in the Company’s balance sheets and of December 31, 2025 and 2024, respectively.
In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the Sponsor, and its affiliates (“Oaktree”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

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
Underwriting Agreement
The Company granted the underwriters
a45-day
option from the date of the final prospectus relating to the Initial Public Offering, or October 23, 2024, to purchase up to
2,625,000
additional Public Units to cover over-allotments. On October 30, 2024, the underwriters partially exercised their option and purchased an additional
1,699,029
Public Units at $
10.00
per Public Unit, generating proceeds of $
16,990,290
. The underwriters declined to purchase the remaining
925,972
Public Units that they were entitled to purchase under their over-allotment option (see Note 3).
The
underwriters
were entitled to an underwriting discount of $
0.20
per Public Unit, or $
3,839,806
in the aggregate, $
3,500,000
of which were paid on October 25, 2024 and $
339,806
of which were paid on October 30, 2024 in connection with the closing of the partially exercised over-allotment option granted to the underwriters of the Initial Public Offering. In addition, in connection with the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, $
0.35
per Public Unit sold, or $
6,719,660
in the aggregate, became payable to the underwriters for deferred underwriting commissions. The deferred underwriting fee will be paid to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters, on October 30, 2024 the Sponsor forfeited
231,492
Founder Shares at no cost to the Company.
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $
299,088
as of December 31, 2025 and 2024.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States. On January 3, 2026, the United States launched a military strike in Venezuela. On February 28, 2026, the United States and Israel began coordinated joint attacks on various sites and cities in Iran. In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect the Company’s ability to complete the initial business combination.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

The impact of the above actions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue
1,000,000
preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue
300,000,000
Class A ordinary shares with a par value of $
0.0001
per share. As of December 31, 2025 and 2024, there were 583,981 Class A ordinary shares issued and outstanding, excluding
19,199,029
Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue
30,000,000
Class B ordinary shares with a par value of $
0.0001
per share. As of December 31, 2025 and 2024, there were
4,799,758
Class B ordinary shares outstanding (see Note 4).
Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exc
hange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the Amended and Restated Memorandum and Articles of Association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the Company’s outstanding Class B ordinary shares. Holders of the public shares will not be entitled to vote on a special resolution to amend such provisions of the Amended and Restated Memorandum and Articles of Association during such period.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one
basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units) upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Warrants
—As of December 31, 2025 and 2024, there were
3,956,601
Warrants outstanding, including
3,839,805
Public Warrants and
116,796
Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
The Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement related to its Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act, following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement;
provided
that if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. If a registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the Business Combination, holders of Warrants may, until such time as such a registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, is effective and during any period when the Company will have failed to maintain such an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

The Warrants have an exercise price of $
11.50
per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price and the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “
—Redemption of warrants when the price per Class
 A ordinary Share equals or exceeds $
18.00
” below.
The Private Placement Warrants are identical to the Public Warrants, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are non-redeemable
and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
18.00
.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30 -day redemption period; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

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
The
Company
’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2025	For the Period From June 28, 2024 (inception) through December 31, 2024
General and administrative expenses	$1,195,687	$351,806
Interest earned on cash held in Trust Account	$8,484,511	$1,588,732

	December 31, 2025	December 31, 2024
Cash held in Trust Account	$201,563,532	$193,579,022

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2025

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
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements