Form 10-Q
period 2026-03-31
Oaktree Acquisition Corp. III Life Sciences
filed 2026-05-13
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of May 13, 2026, there were 19,783,010 Class A ordinary shares, $0.0001 par value and 4,799,758 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$1,276,930	$1,434,965
Prepaid expenses	139,267	113,275

Total current assets	1,416,197	1,548,240
Cash held in Trust Account	203,414,191	201,563,532

TOTAL ASSETS	$204,830,388	$203,111,772

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$751,463	$501,968
Due to related party	860,857	785,857
Promissory note - related party	11,824	11,824

Total current liabilities	1,624,144	1,299,649
Deferred legal fees	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	$8,642,892	$8,318,397

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,199,029 issued and outstanding as of March 31, 2026 and December 31, 2025; at redemption value of $10.60 and $10.50 per share as of March 31, 2026 and December 31, 2025, respectively	203,414,191	201,563,532
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of March 31, 2026 and December 31, 2025	480	480
Additional paid-in capital	—	—
Accumulated deficit	(7,227,233)	(6,770,695)

Total Shareholders’ Deficit	(7,226,695)	(6,770,157)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$204,830,388	$203,111,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$456,538	$444,802

Loss from operations	(456,538)	(444,802)
Other income:
Interest earned on cash held in Trust Account	1,850,659	2,103,593

Total other income	1,850,659	2,103,593

Net income	$1,394,121	$1,658,791

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	19,199,029

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.07

Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,383,738	5,383,738

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.06	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2026	583,981	$58	4,799,758	$480	—	$(6,770,695)	$(6,770,157)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,850,659)	(1,850,659)
Net income	—	—	—	—	—	$1,394,121	1,394,121

Balance – March 31, 2026 (unaudited)	583,981	$58	4,799,758	$480	—	$(7,227,233)	$(7,226,695)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,519,811)	$(6,519,273)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,394,121	$1,658,791
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,850,659)	(2,103,593)
Changes in operating assets and liabilities:
Prepaid expenses	(25,992)	302
Long-term prepaid insurance	—	37,758
Accounts payable and accrued expenses	249,496	(139,829)
Accrued offering costs	—	(9,823)
Due to related party	75,000	480,833

Net cash used in operating activities	(158,035)	(75,561)

Net Change in Cash	(158,035)	(75,561)
Cash – Beginning of period	1,434,965	1,357,044

Cash – End of period	$1,276,930	$1,281,483

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Oaktree Acquisition Corp. III Life Sciences (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of these unaudited condensed financial statements, the Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through March 31, 2026 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Oaktree Acquisition Holdings III LS, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 23, 2024. On October 25, 2024, the Company consummated the Initial Public Offering of 17,500,000 units (each, a “Public Unit”) at $10.00 per Public Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3. Each Public Unit consists of one Class A ordinary share (each such share, a “Public Share”) and one-fifth
of one redeemable warrant (each such warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). On October 30, 2024, the underwriters closed on the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters have forfeited their right to purchase the remaining 925,971 Public Units that they were entitled to purchase under their over-allotment option.
Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 550,000 private placement units (each, a “Private Placement Unit” and together with the Public Units, the “Units”), at a price of $
10.00
per Private Placement
Unit,

in a private placement to the Sponsor, generating gross proceeds of $
5,500,000
,
which is discussed in Note 4. Each consists of one Class A ordinary share (each such share, a “Private Placement Share”) and one-fifth
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
.
Transaction costs for the Initial Public Offering amounted to $11,587,475, consisting of $3,839,806 of cash underwriting fees, $6,719,660 of deferred underwriting fees, and $1,028,009 of other offering costs.
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
Following the closing of the Initial Public Offering on October 25, 2024 and the closing of the partially exercised over-allotment option on October 30, 2024, an amount of $191,990,290 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the sale of the Private Placement Units was placed in the Company’s trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds may be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
The Company will provide the holders of Public Units (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be
$10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).
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
The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100
% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of holders of the Public Shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to fund the Company’s working capital requirements, subject to an annual limit of $
250,000 (plus the rollover of unused amounts from prior years), and/or to pay the Company’s taxes (any withdrawals to pay for taxes (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on the Company) shall not be subject to the $250,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company does not consummate an initial Business Combination and liquidates and dissolves.
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
MARCH 31, 2026
(Unaudited)
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
As of March 31, 2026, the Company had $1,276,930 in cash and working capital deficit of $207,947.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Presentation of Financial Statements–Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,276,930 and $1,434,965 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Cash Held in Trust Account
As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $203,414,191 and $201,563,532, were held in an interest-bearing demand deposit account.
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
MARCH 31, 2026
(Unaudited)
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
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
MARCH 31, 2026
(Unaudited)
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of
March
31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Accretion for ordinary shares to redemption amount	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Accretion for ordinary shares to redemption amount	7,984,510

Class A ordinary shares subject to possible redemption, December 31, 2025	201,563,532
Plus:
Accretion for ordinary shares to redemption amount	1,850,659

Class A ordinary shares subject to possible redemption, March 31, 2026	$203,414,191

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
The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share
amounts):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,088,802	$305,319	$1,295,508	$363,283
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,738	19,199,029	5,383,738
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
NOTE 3 - INITIAL PUBLIC OFFERING
In connection with the closing of the Initial Public Offering on October 25, 2024, the Company sold 17,500,000 Public Units at a price of $10.00 per Public Unit. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,625,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 30, 2024, the underwriters exercised their over-allotment option partially and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters agreed to forfeit the right to purchase the remaining 925,971 Public Units that they were entitled to purchase under their over-allotment option.
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
Private Placement Units
In connection with closing of the Initial Public Offering, the Sponsor purchased 550,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,500,000. Further, in connection with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $339,810. Consequently, following the closing of the Initial Public Offering and the partially exercised over-allotment option, the Sponsor holds 583,981 Private Placement Units. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor and the directors and officers of the Company have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem

100
% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units at $10.00 per unit. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. The Company incurred $75,000 for these services for the three months ended March 31, 2026 and 2025, which is included under accrued expenses in the Company’s condensed balance sheets, respectively. The cumulative unpaid amounts of $860,857 and $785,857 of these fees were included in the due to related party in the Company’s condensed balance sheets and of March 31, 2026 and December 31, 2025, respectively.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering, or October 23, 2024, to purchase up to 2,625,000 additional Public Units to cover over-allotments. On October 30, 2024, the underwriters partially exercised their option and purchased an additional 1,699,029 Public Units at $10.00 per Public Unit, generating proceeds of $16,990,290. The underwriters declined to purchase the remaining 925,971 Public Units that they were entitled to purchase under their over-allotment option (see Note 3).
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
MARCH 31, 2026
(Unaudited)
Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters, on October 30, 2024 the Sponsor forfeited 231,492 Founder Shares at no cost to the Company.
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of March 31, 2026 and December 31, 2025.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States. On January 3, 2026, the United States launched a military strike in Venezuela. On February 28, 2026, the United States and Israel began coordinated joint attacks on various sites and cities in Iran. In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect the Company’s ability to complete an initial Business Combination.
The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no
preference shares issued and outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).
Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than
50
% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the Company’s board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the Amended and Restated Memorandum and Articles of Association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the Company’s outstanding Class B ordinary shares. Holders of the public shares will not be entitled to vote on a special resolution to amend such provisions of the Amended and Restated Memorandum and Articles of Association during such period.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one
basis or will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted
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
Warrants
—As of March 31, 2026 and December 31, 2025, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
The Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement related to its Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act, following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within
60
 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement;
provided
that if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain an effective registration statement. If a registration statement on Form
S-1,
Form
S-3,
Form
F-1or
Form
F-3,
as applicable, covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the Business Combination, holders of Warrants may, until such time as such a registration statement on Form
S-1,
FormS-3,
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
The Warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “
—Redemption of warrants when the price per Class
 A ordinary Share equals or exceeds $18.00
” below.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00.
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
The Company’s Public Warrants are classified as Level 3, taking into account use of unobservable inputs used by Management. The Company performed valuation of the Public Warrants as of the date of the Initial Public Offering using a Monte Carlo model. The total estimated value of the Company’s 3,839,805 Public Warrants was $213,993 or $0.056 per Warrant as of the measurement date. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance at Initial Public Offering. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 25, 2024
Underlying stock price	$9.99
Exercise price	$11.50
Term (years)	7.01
Risk-free rate	4.15%
Volatility	11.7%
Market probability risk factor	3.0%

NOTE 8 - SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
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
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$456,538	$444,802
Interest earned on cash held in Trust Account	$1,850,659	$2,103,593

	March 31, 2026	December 31, 2025
Cash	$1,276,930	$1,434,965
Cash held in Trust Account	$203,414,191	$201,563,532
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
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended March 31, 2026 and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Report, including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “continue,” “intends,” “will,” “potential,” “projects,” or “predicts,” or, in each case, the negative of such terms or other similar terms or similar expressions.

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

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity, volatility and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed herein and in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2026, we had a net income of $1,394,121, which consists of interest earned on cash held in our trust account of $1,850,659, offset by general and administrative expenses of $456,538.

For the three months ended March 31, 2025, we had a net income of $1,658,791, which consists of interest earned on cash held in our trust account of $2,103,593, offset by operating costs of $444,802.

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

Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased 33,981 private placement units, at a price of $10.00 per private placement unit, for an aggregate purchase price of $339,810.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement units, a total of $191,990,290 was placed in the trust account. We incurred transaction costs of $11,587,475, consisting of $3,839,806 of cash underwriting fees, $6,719,660 of deferred underwriting fees, and $1,028,009 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $158,035. Net income of $1,394,121 was impacted by interest earned on cash held in our trust account of $1,850,660. Changes in operating assets and liabilities provided $298,504 of cash from operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $75,561. Net income of $1,658,791 was impacted by interest earned on investment securities held in our trust account of $2,103,593. Changes in operating assets and liabilities provided $369,241 of cash from operating activities.

As of March 31, 2026, we had cash of $203,414,191 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account (less permitted withdrawals and deferred underwriting commissions) to complete a business combination. To the extent that our shares or debt are used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity.

As of March 31, 2026, we had cash of $1,276,930 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, as well as pay our advisors.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans are convertible at the option of the lender into private placement units identical to the private placement units sold to the Sponsor in connection with our initial public offering, at a conversion price of $10.00 per unit.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements –Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential business combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a business combination. If a business combination is not consummated by then, the Company may, however, elect to seek to extend the period during which we may consummate a business combination consistent with applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their public shares (which would likely have a material adverse effect on the amount held in the trust account and other adverse effects on the Company. Should a business combination not occur, there may be a mandatory liquidation of the trust account and subsequent dissolution of the Company. Such potential liquidity shortfalls and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. We began incurring these fees on October 23, 2024 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with the Sponsor, that we will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the Sponsor, and its affiliates (“Oaktree”), from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any expressed or implied management or endorsement by the Sponsor and/or Oaktree of any of our activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our trust account.

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

Registration and Shareholder Rights Agreement

We entered into a registration and shareholder rights agreement in connection with our initial public offering pursuant to which the Sponsor, and its permitted transferees, if any, are entitled to certain registration rights with respect to the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in the private placement units (including any private placement units that may be issued upon conversion of working capital loans), and any Class A ordinary shares issuable upon conversion of private placement warrants. The Sponsor is entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the Sponsor has certain “piggyback” registration rights with respect to registration statements filed subsequently to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Further, pursuant to such agreement, the Sponsor, upon and following consummation of an initial business combination, is also entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

For more information on contractual obligations and related party transactions, see Note 4 and Note 5 in the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements contained in this Report and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements contained in this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
for the year ended December 31, 2025 filed with the SEC on March 26, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover for certain expenses on our behalf in exchange for issuance of 5,031,250 of our Class B ordinary shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to the Sponsor, and assigned all its rights and obligation under the securities subscription agreement dated July 15, 2024 to the Sponsor. Such securities were issued in connection with our organization and subsequently transferred pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by the Sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Sponsor forfeited 231,492 founder shares at no cost to the Company.
The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Oaktree Acquisition Holdings III LS, LLC was to act as the company’s sponsor in connection with its initial public offering.
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
Form10-K.If
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: May 13, 2026	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ George A. Martinez
	Name:	George A. Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)