Form 10-Q
period 2026-06-30
Oaktree Acquisition Corp. III Life Sciences
filed 2026-08-12
CIK 2029769

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2026

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
As of August 12, 2026,
 there were
19,783,010
Class A ordinary shares, $
0.0001
par value and
4,799,758
Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$1,179,670	$1,434,965
Prepaid expenses	80,258	113,275

Total current assets	1,259,928	1,548,240
Cash held in Trust Account	205,280,770	201,563,532

TOTAL ASSETS	$206,540,698	$203,111,772

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$782,152	$501,968
Due to related party	935,857	785,857
Promissory note - related party	11,824	11,824

Total current liabilities	1,729,833	1,299,649
Deferred legal fees	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

Total Liabilities	$8,748,581	$8,318,397

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,199,029 shares issued and outstanding as of June 30, 2026 and December 31, 2025; at redemption value of $10.69 and $10.50 per share as of June 30, 2026 and December 31, 2025, respectively	205,280,770	201,563,532
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 shares issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of June 30, 2026 and December 31, 2025	480	480
Additional paid-in capital	—	—
Accumulated deficit	(7,489,191)	(6,770,695)

Total Shareholders’ Deficit	(7,488,653)	(6,770,157)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$206,540,698	$203,111,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$261,958	$269,810	$718,496	$714,612

Loss from operations	(261,958)	(269,810)	(718,496)	(714,612)
Other Income
Interest earned on cash held in Trust Account	1,866,579	2,144,153	3,717,238	4,247,746

Total other income	1,866,579	2,144,153	3,717,238	4,247,746
Net Income	$1,604,621	$1,874,343	$2,998,742	$3,533,134

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	19,199,029	19,199,029	19,199,029

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.08	$0.12	$0.14

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	5,383,739	5,383,739	5,383,739	5,383,739

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.07	$0.08	$0.12	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE
SCIENCES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2026	583,981	$58	4,799,758	$480	$—	$(6,770,695)	$(6,770,157)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,850,659)	(1,850,659)
Net income	—	—	—	—	—	1,394,121	1,394,121

Balance – March 31, 2026 (unaudited)	583,981	$58	4,799,758	$480	$—	$(7,227,233)	$(7,226,695)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,866,579)	(1,866,579)
Net income	—	—	—	—	—	1,604,621	1,604,621

Balance – June 30, 2026 (unaudited)	583,981	$58	4,799,758	$480	$—	$(7,489,191)	$(7,488,653)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,519,811)	$(6,519,273)
Accretion for common stock to redemption amount	—	—	—	—	—	(1,894,153)	(1,894,153)
Net income	—	—	—	—	—	1,874,343	1,874,343

Balance – June 30, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,539,621)	$(6,539,083)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,998,742	$3,533,134
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,717,238)	(4,247,746)
Changes in operating assets and liabilities:
Prepaid expenses	33,017	25,498
Long-term prepaid insurance	—	75,517
Accounts payable and accrued expenses	280,184	(153,961)
Accrued offering costs	—	(89,984)
Due to related party	150,000	635,857

Net cash used in operating activities	(255,295)	(221,685)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	—	250,000

Net cash provided by investing activities	—	250,000
Net Change in Cash	(255,295)	28,315
Cash – Beginning of period	1,434,965	1,357,044

Cash – End of period	$1,179,670	$1,385,359
The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through June 30, 2026 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 550,000 private placement units (each, a “Private Placement Unit” and together with the Public Units, the “Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $5,500,000, which is discussed in Note 4. Each consists of one Class A ordinary share (each such share, a “Private Placement Share”) and one-fifth
of one
non-redeemable
warrant (each such warrant, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, or to exercise the Private Placement Warrant on a cashless basis. Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00per Private Placement Unit, for an aggregate purchase price of $339,810.
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
JUNE 30, 2026
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
JUNE 30, 2026
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
As of June 30, 2026, the Company had $1,179,670 in cash and working capital deficit of $469,905.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,179,670 and $1,434,965 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Cash Held in Trust Account
As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $205,280,770 and $201,563,532, were held in an interest-bearing demand deposit account.
Offering Costs
The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) ASC Topic
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB
ASC470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.
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
JUNE 30, 2026
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
JUNE 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Accretion for ordinary shares to redemption amount	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Accretion for ordinary shares to redemption amount	7,984,510

Class A ordinary shares subject to possible redemption, December 31, 2025	201,563,532
Plus:
Accretion for ordinary shares to redemption amount	1,850,659

Class A ordinary shares subject to possible redemption, March 31, 2026	203,414,191
Plus:
Accretion for ordinary shares to redemption amount	1,866,579

Class A ordinary shares subject to possible redemption, June 30, 2026	$205,280,770

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
The calculation of diluted

n
e
t income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
The following table
s
reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share
amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,253,202	$351,419	$2,342,004	$656,738
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,739
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.12	$0.12

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,463,853	$410,490	$2,759,362	$773,772
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,739

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.14	$0.14

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest
bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units at $10.00 per unit. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. The Company incurred $75,000 for these services for the three months ended June 30, 2026 and 2025, and $150,000 for these services for the six months ended June 30, 2026 and 2025, which is included in due to related party in the Company’s condensed balance sheets. Cumulative unpaid administrative service fees of $505,833 and $355,833 were included in due to related party in the Company’s condensed balance sheets as of June 30, 2026, and December 31, 2025, respectively. The remaining balance of $430,024 included in the line item due to related party in the Company’s condensed balance sheets as of June 30, 2026, and December 31, 2025, is related to expenses paid by the Sponsor on Company’s behalf.
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
NOTE 5 - COMMITMENTS AND CONTINGENCIES
Registration Rights
Holders (including their permitted transferees) of the Founder Shares and Private Placement Units, including from time to time the Public Shares, Private Placement Units that may be issued upon conversion of Working Capital Loans, any Private Placement Shares or Private Placement Warrants included in Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Further, the Sponsor, upon and following consummation of an initial Business Combination, is entitled to nominate three individuals for election to the board of directors, as long as the Sponsor holds any securities c ove
red by the registration and shareholder rights agreement.
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
JUNE 30, 2026
(Unaudited)

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters, on October 30, 2024 the Sponsor forfeited 231,492 Founder Shares at no cost to the Company.
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of June 30, 2026 and December 31, 2025.
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. On October 7, 2023, the State of Israel was attacked by Hamas, a Palestinian militant group designated as a Foreign Terrorist organization by the U.S. Department of State. As a result of this attack, the State of Israel commenced a military operation against Hamas which is supported by various nations including the United States. On January 3, 2026, the United States launched a military strike in Venezuela. On February 28, 2026, the United States and Israel began coordinated joint attacks on various sites and cities in Iran. In addition, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could nega
tively affect the Company’s ability to complete an initial Business Combination.
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
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
- The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 4,799,758 Class B ordinary shares outstanding (see Note 4).
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
JUNE 30, 2026
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
Warrants
- As of June 30, 2026 and December 31, 2025, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
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
The Warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “
— Redemption of warrants w
h
en the price per Class
 A ordinary Share equals or exceeds $18.00
” below.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
The Company’s Public Warrants are classified as Level 3, taking into account use of unobservable inputs used by Management. The Company performed valuation of the Public Warrants as of the date of the Initial Public Offering using a Monte Carlo model. The total estimated value of the Company’s 3,839,805 Public Warrants was $215,029 or $0.056 per Warrant as of the measurement date. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance at Initial Public Offering. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 25, 2024
Underlying stock price	$9.99
Exercise price	$11.50
Term (years)	7.01
Risk-free rate	4.15%
Volatility	11.7%
Market probability risk factor	3.0%

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 8 - SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net inc
o
me or loss that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets
.
When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$261,958	$269,810	$718,496	$714,612

Interest earned on cash held in Trust Account	$1,866,579	$2,144,153	$3,717,238	$4,247,746

	June 30, 2026	December 31, 2025
Cash	$1,179,670	$1,434,965
Cash held in Trust Account	$205,280,770	$201,563,532
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are considered the significant segment expenses provided to the CODM on a regular basis and are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies
.
NOTE 9 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 21, 2026, the Company withdrew $250,000 from the interest earned on the proceeds held in the Trust Account for its working capital needs, as permitted by the Amended and Restated Memorandum and Articles of Association.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended June 30, 2026 and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash held in the Trust Account in the form of demand deposit account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2026, we had a net income of $1,604,621, which consists of interest earned on cash held in the trust account of $1,866,579, offset by general and administrative expenses of $261,958.

For the six months ended June 30, 2026, we had a net income of $2,998,742, which consists of interest earned on cash held in the trust account of $3,717,238, offset by general and administrative expenses of $718,496.

For the three months ended June 30, 2025, we had a net income of $1,874,343, which consists of interest earned on cash held in the trust account of $2,144,153, offset by operating costs of $269,810.

For the six months ended June 30, 2025, we had a net income of $3,533,134, which consists of interest earned on cash held in the trust account of $4,247,746, offset by operating costs of $714,612.

Liquidity and Capital Resources and Going Concern

On October 25, 2024, we completed our initial public offering of 17,500,000 units, at $10.00 per unit, generating proceeds of $175,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 550,000 private placement units at a price of $10.00 per private placement unit in a private placement to the Sponsor, generating gross proceeds of $5,500,000.

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

For the six months ended June 30, 2026, net cash used in operating activities was $255,295. Net income of $2,998,742 was impacted by interest earned on cash held in the trust account of $3,717,238. Changes in operating assets and liabilities provided $463,201 of cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $221,685. Net income of $3,533,134 was impacted by interest earned on cash held in the trust account of $4,247,746. Changes in operating assets and liabilities provided $492,927 of cash from operating activities. For the six months ended June 30, 2025, cash flows from investing activities were $250,000.

As of June 30, 2026, we had cash of $205,280,770 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account (less permitted withdrawals and deferred underwriting commissions) to complete a business combination. To the extent that our shares or debt are used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity.

As of June 30, 2026, we had cash of $1,179,670 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, as well as pay our advisors.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans are convertible at the option of the lender into private placement units identical to the private placement units sold to the Sponsor in connection with our initial public offering, at a conversion price of $10.00 per unit.

As described in other parts of this Report, we may make permitted withdrawals from the trust account. Permitted withdrawals are amounts withdrawn or eligible to be withdrawn from the trust account to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay our taxes (any withdrawals to pay for our taxes (which shall exclude the Excise Tax if any is imposed on us) shall not be subject to the $250,000 annual limitation described in the foregoing); provided that such withdrawals can only be made from interest earned on the funds held in the trust account and not from the principal held in the trust account.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential business combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until October 25, 2026, to consummate a business combination. If a business combination is not consummated by then, the Company may, however, elect to seek to extend the period during which we may consummate a business combination consistent with applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their public shares, which would likely have a material adverse effect on the amount held in the trust account and other adverse effects on the Company. Should a business combination not occur, there may be a mandatory liquidation of the trust account and subsequent dissolution of the Company. Such potential liquidity shortfalls and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For more information on contractual obligations and related party transactions, see Note 4 and Note 5 in the notes to the unaudited condensed financial statements contained elsewhere in this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION
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
Form10-K.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: August 12, 2026	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ George A. Martinez
	Name:	George A. Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)