Form 10-Q
period 2026-09-30
Oaktree Acquisition Corp. III Life Sciences
filed 2026-11-13
CIK 2029769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
the Exchange Act). Yes ☒ No ☐
As of November 13, 2026, there were 13,250,666 Class A ordinary shares, $0.0001 par value and 1,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$1,225,603	$1,434,965
Prepaid expenses	21,250	113,275

Total current assets	1,246,853	1,548,240
Cash held in Trust Account	206,959,410	201,563,532

TOTAL ASSETS	$208,206,263	$203,111,772

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,825,270	$501,968
Due to related party	1,010,857	785,857
Promissory note - related party	11,824	11,824

Total current liabilities	3,847,951	1,299,649
Deferred legal fees	299,088	299,088
Deferred underwriting fee payable	6,719,660	6,719,660

TOTAL LIABILITIES	10,866,699	8,318,397

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible rede mp tion, $ 0.0001 par value; 19,199,029 shares issued and outstanding as of September 30, 2026 and December 31, 2025; at redemption value of $10.78 and $10.50 per share as of September 30, 2026 and December 31, 2025, respectively	206,959,410	201,563,532
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 583,981 shares issued and outstanding (excluding 19,199,029 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,799,758 shares issued and outstanding as of September 30, 2026 and December 31, 2025	480	480
Additional paid-in capital	—	—
Accumulated deficit	(9,620,384)	(6,770,695)

Total Shareholders’ Deficit	(9,619,846)	(6,770,157)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$208,206,263	$203,111,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$2,381,193	$225,579	$3,099,689	$940,191

Loss from operations	(2,381,193)	(225,579)	(3,099,689)	(940,191)

Other income
Interest earned on cash held in Trust Account	1,928,640	2,192,321	5,645,878	6,440,067

Total other income	1,928,640	2,192,321	5,645,878	6,440,067

Net (Loss) Income	$(452,553)	$1,966,742	$2,546,189	$5,499,876

Weighted average shares outstanding of redeemable Class A ordinary shares	19,199,029	19,199,029	19,199,029	19,199,029

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.02)	$0.08	$0.10	$0.22

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	5,383,739	5,383,739	5,383,739	5,383,739

Basic and diluted net (loss) income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.02)	$0.08	$0.10	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	583,981	$58	4,799,758	$480	$—	$(6,770,695)	$(6,770,157)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,850,659)	(1,850,659)
Net income	—	—	—	—	—	1,394,121	1,394,121

Balance – March 31, 2026 (unaudited)	583,981	58	4,799,758	480	—	(7,227,233)	(7,226,695)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,866,579)	(1,866,579)
Net income	—	—	—	—	—	1,604,621	1,604,621

Balance – June 30, 2026 (unaudited)	583,981	58	4,799,758	480	—	(7,489,191)	(7,488,653)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,678,640)	(1,678,640)
Net loss	—	—	—	—	—	(452,553)	(452,553)

Balance – September 30, 2026 (unaudited)	583,981	$58	4,799,758	$480	$—	$(9,620,384)	$(9,619,846)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	583,981	$58	4,799,758	$480	$—	$(6,075,009)	$(6,074,471)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(2,103,593)	(2,103,593)
Net income	—	—	—	—	—	1,658,791	1,658,791

Balance – March 31, 2025 (unaudited)	583,981	58	4,799,758	480	—	(6,519,811)	(6,519,273)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(1,894,153)	(1,894,153)
Net income	—	—	—	—	—	1,874,343	1,874,343

Balance – June 30, 2025 (unaudited)	583,981	58	4,799,758	480	—	(6,539,621)	(6,539,083)
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	—	(2,192,321)	(2,192,321)
Net income	—	—	—	—	—	1,966,742	1,966,742

Balance – September 30, 2025 (unaudited)	583,981	$58	4,799,758	$480	$—	$(6,765,200)	$(6,764,662)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,546,189	$5,499,876
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,645,878)	(6,440,067)
Changes in operating assets and liabilities:
Prepaid expenses	92,025	49,248
Long-term prepaid insurance	—	113,275
Accounts payable and accrued expenses	2,323,302	(121,408)
Accrued offering costs	—	(89,984)
Due to related party	225,000	710,857

Net cash used in operating activities	(459,362)	(278,203)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	250,000	250,000

Net cash provided by investing activities	250,000	250,000

Net change in cash	(209,362)	(28,203)
Cash – Beginning of period	1,434,965	1,357,044

Cash – End of period	$1,225,603	$1,328,841

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 28, 2024 (inception) through September 30, 2026 relates to the Company’s formation, its Initial Public Offering (defined below) and the search for an initial Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 550,000 private placement units (each, a “Private Placement Unit” and together with the Public Units, the “Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $5,500,000, which is discussed in Note 4. Each Private Placement Unit consists of one Class A ordinary share (each such share, a “Private Placement Share”) and one-fifth of one non-redeemable warrant (each such warrant, a “Private Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, or to exercise the Private Placement Warrant on a cashless basis. Simultaneously with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $339,810.
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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).
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
SEPTEMBER 30, 2026
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
Extension Meeting, Redemptions and Conversion of Class B Ordinary Shares
On October 23, 2026, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Extension Meeting”), at which the Company’s shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from October 25, 2026 (the “Original Termination Date”) to November 25, 2026, and to allow the Company, without another shareholder vote, to elect to further extend such date on a monthly basis, if requested by the Sponsor, for an aggregate extension period of up to seven months after the Original Termination Date, ending no later than May 25, 2027, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension”). References to the Combination Period in these unaudited condensed financial statements refer to the period as so extended.
In connection with the Extension Meeting, shareholders holding 11,331,102
Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of
 $10.81
per share, for an aggregate redemption amount of
 $122,435,287. Following the redemptions, 7,867,927 Public Shares remain issued and outstanding.
On October 23, 2026, the Company issued an aggregate of 4,798,758 Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares held by the Sponsor (the “Conversion”). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. Such Class A ordinary shares constitute Founder Shares, are not Public Shares and are not entitled to any funds held in the Trust Account. Following the redemptions and the Conversion, there are 13,250,666 Class A ordinary shares (including 7,867,927 Public Shares) and 1,000 Class B ordinary shares issued and outstanding.
Liquidity, Capital Resources and Going Concern
As of September 30, 2026, the Company had $1,225,603 in cash and a working capital deficit of $2,601,098.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Presentation of Financial Statements–Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. As a result of the Extension approved at the Extension Meeting on October 23, 2026, the Company has until November 25, 2026 to consummate a Business Combination and may, if requested by the Sponsor and without another shareholder vote, further extend such date on a monthly basis up to May 25, 2027. Should a Business Combination not occur by the end of the Combination Period (no later than May 25, 2027), there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,225,603 and $1,434,965 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Cash Held in Trust Account
As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $206,959,410 and $201,563,532, were held in an interest-bearing demand deposit account.
On July 24, 2026, the Company withdrew $250,000 from the interest earned on the proceeds held in the Trust Account for its working capital needs, as permitted by the Amended and Restated Memorandum and Articles of Association.
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
SEPTEMBER 30, 2026
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$191,990,290
Less:
Proceeds allocated to Public Warrants	(215,029)
Proceeds allocated to over-allotment liability	(94,781)
Class A ordinary shares issuance costs	(11,538,479)
Plus:
Accretion for Class A ordinary shares to redemption amount	13,437,021

Class A ordinary shares subject to possible redemption, December 31, 2024	193,579,022
Plus:
Accretion for Class A ordinary shares to redemption amount	7,984,510

Class A ordinary shares subject to possible redemption, December 31, 2025	201,563,532
Plus:
Accretion for Class A ordinary shares to redemption amount	1,850,659

Class A ordinary shares subject to possible redemption, March 31, 2026	203,414,191
Plus:
Accretion for Class A ordinary shares to redemption amount	1,866,579

Class A ordinary shares subject to possible redemption, June 30, 2026	205,280,770
Plus:
Accretion for Class A ordinary shares to redemption amount	1,678,640

Class A ordinary shares subject to possible redemption, September 30, 2026	$206,959,410

Net (Loss) Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net (loss) income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 3,956,601 Class A ordinary shares in the aggregate. As of September 30, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(353,442)	$(99,111)	$1,988,562	$557,627
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,739
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.10	$0.10

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class A ordinary shares and Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,536,017	$430,725	$4,295,378	$1,204,498
Denominator:
Basic and diluted weighted average shares outstanding	19,199,029	5,383,739	19,199,029	5,383,739
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.22	$0.22

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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
NOTE 4 - RELATED PARTY TRANSACTIONS
Founder Shares
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Subsequently, on September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Founder Shares to the Sponsor and assigned all its rights and obligations under the securities subscription agreement, dated July 15, 2024, to the Sponsor (see Note 6). In connection with the partial exercise of the over-allotment option granted to the underwriters of the Initial Public Offering, the Sponsor forfeited 231,492 Class B ordinary shares and, as of September 30, 2026, held 4,799,758 Class B ordinary shares. On October 23, 2026, the Sponsor converted 4,798,758 of such Class B ordinary shares into Class A ordinary shares (see Note 1).
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
Private Placement Units
In connection with closing of the Initial Public Offering, the Sponsor purchased 550,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,500,000. Further, in connection with the closing of the partially exercised over-allotment option by the underwriters on October 30, 2024, the Sponsor purchased an additional 33,981 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $339,810. Consequently, following the closing of the Initial Public Offering and the partially exercised over-allotment option, the Sponsor holds 583,981 Private Placement Units. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within the Combination Period, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor and the directors and officers of the Company have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.
Related Party Loans
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). Subsequently, on September 9, 2024, Oaktree Acquisition Holdings III LS, L.P. assigned the Note to the Sponsor. This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the completion of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, $11,824 was outstanding under the Note. The Note is now due on demand and no longer available to be drawn upon.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no other proceeds held in the Trust Account may be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units at $10.00 per unit. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.
Administrative Services and Indemnification Agreement
The Company entered into an administrative services and indemnification agreement with the Sponsor, pursuant to which, commencing on October 23, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. The Company incurred $75,000 for these services for the three months ended September 30, 2026 and 2025, and $225,000 for these services for the nine months ended September 30, 2026 and 2025, which is included in due to related party in the Company’s condensed balance sheets. Cumulative unpaid administrative service fees of $580,833 and $355,833 were included in due to related party in the Company’s condensed balance sheets as of September 30, 2026 and December 31, 2025, respectively. The remaining balance of $430,024 included in the line item due to related party in the Company’s condensed balance sheets as of September 30, 2026 and December 31, 2025, is related to expenses paid by the Sponsor on the Company’s behalf.
In addition, the Company agreed, pursuant to the administrative services and indemnification agreement, that it will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the Sponsor, and its affiliates (“Oaktree”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of its business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any express or implied management or endorsement by the Sponsor and/or Oaktree of any of the Company’s activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.
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
SEPTEMBER 30, 2026
(Unaudited)

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters, on October 30, 2024 the Sponsor forfeited 231,492 Founder Shares at no cost to the Company.
Deferred Legal Fees
The Company has deferred legal fees due to be paid at the Business Combination of $299,088 as of September 30, 2026 and December 31, 2025.
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
The impact of the above actions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination, may be materially and adversely affected by these military actions and related sanctions. In addition, the Company’s ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to the Company or at all. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6 - SHAREHOLDERS’ DEFICIT
Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.
Class A Ordinary Shares- The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 583,981 Class A ordinary shares issued and outstanding, excluding 19,199,029 Class A ordinary shares subject to possible redemption. On October 23, 2026, in connection with the Extension Meeting, 11,331,102 Class A ordinary shares were redeemed and 4,798,758 Class A ordinary shares were issued upon the Conversion, following which 13,250,666 Class A ordinary shares (including 7,867,927 Public Shares) are issued and outstanding (see Note 1 and Note 9).
Class B Ordinary Shares- The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 4,799,758 Class B ordinary shares issued and outstanding (see Note 4). On October 23, 2026, the Sponsor converted 4,798,758 Class B ordinary shares into Class A ordinary shares on a one-for-one basis, following which 1,000 Class B ordinary shares remain issued and outstanding (see Note 1 and Note 9).
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
SEPTEMBER 30, 2026
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
Warrants
- As of September 30, 2026 and December 31, 2025, there were 3,956,601 Warrants outstanding, including 3,839,805 Public Warrants and 116,796 Private Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of Units and only whole Warrants will trade.
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
If a registration statement on
Form S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable
, covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the Business Combination, holders of Warrants may, until such time as such a registration statement on Form
S-1,
Form
S-3,
Form
F-1
or Form
F-3,
as applicable, is effective and during any period when the Company will have failed to maintain such an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “
— Redemption of warrants when the price per Class
 A ordinary Share equals or exceeds $18.00
” below.

OAKTREE ACQUISITION CORP. III LIFE SCIENCES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
redemption period.
In no event will the Company be required to net cash settle any Warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the Warrants may expire worthless.
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
SEPTEMBER 30, 2026
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
The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets.
When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$2,381,193	$225,579	$3,099,689	$940,191

Interest earned on cash held in Trust Account	$1,928,640	$2,192,321	$5,645,878	$6,440,067

	September 30, 2026	December 31, 2025
Cash	$1,225,603	$1,434,965

Cash held in Trust Account	$206,959,410	$201,563,532

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are considered the significant segment expenses provided to the CODM on a regular basis and are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.
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
On October 23, 2026, the Company’s shareholders approved the Extension at the Extension Meeting, extending the date by which the Company has to consummate a Business Combination from October 25, 2026 to November 25, 2026, with monthly extensions thereafter, if requested by the Sponsor, up to May 25, 2027. In connection with the Extension Meeting, holders of 11,331,102 Public Shares redeemed their shares for $122,435,287 (or $10.81 per share), leaving 7,867,927 Public Shares outstanding (see Note 1).
Separately, on October 23, 2026, the Sponsor converted 4,798,758 Class B ordinary shares into an equal number of Class A ordinary shares. Following the redemptions and the Conversion, there are 13,250,666 Class A ordinary shares and 1,000 Class B ordinary shares issued and outstanding (see Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Report”) to “we,” “us” or the “Company” refer to Oaktree Acquisition Corp. III Life Sciences. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oaktree Acquisition Holdings III LS, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements for the quarter ended September 30, 2026, and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

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

Recent Developments

On October 23, 2026, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “Extension Meeting”), at which our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which we have to consummate a business combination from October 25, 2026 to November 25, 2026, and to allow us, if requested by the Sponsor, to further extend such date on a monthly basis up to May 25, 2027 without another shareholder vote (the “Extension,” and such period, as so extended, the “Combination Period”). In connection with the Extension Meeting, holders of 11,331,102 public shares exercised their right to redeem their shares for $10.81 per share, or an aggregate of $122,435,287, leaving 7,867,927 public shares outstanding and remaining trust balance of approximately $85.0 million.

Also on October 23, 2026, the Sponsor converted 4,798,758 Class B ordinary shares into an equal number of Class A ordinary shares, which remain subject to the same restrictions as applied to the Class B ordinary shares before the conversion. Following the redemptions and the conversion, there are 13,250,666 Class A ordinary shares and 1,000 Class B ordinary shares issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash held in the Trust Account in the form of a demand deposit account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2026, we had a net loss of $452,553, which consists of general and administrative expenses of $2,381,193, partially offset by interest earned on cash held in the trust account of $1,928,640. The increase in general and administrative expenses compared to the prior year period was primarily attributable to legal fees of approximately $2.0 million incurred during the three months ended September 30, 2026.

For the nine months ended September 30, 2026, we had a net income of $2,546,189, which consists of interest earned on cash held in the trust account of $5,645,878, offset by general and administrative expenses of $3,099,689.

For the three months ended September 30, 2025, we had a net income of $1,966,742, which consists of interest earned on cash held in the trust account of $2,192,321, offset by operating costs of $225,579.

For the nine months ended September 30, 2025, we had a net income of $5,499,876, which consists of interest earned on cash held in the trust account of $6,440,067, offset by operating costs of $940,191.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $459,362. Net income of $2,546,189 was impacted by interest earned on cash held in the trust account of $5,645,878. Changes in operating assets and liabilities provided $2,640,327 of cash from operating activities. For the nine months ended September 30, 2026, cash flows from investing activities were $250,000.

For the nine months ended September 30, 2025, net cash used in operating activities was $278,203. Net income of $5,499,876 was impacted by interest earned on cash held in the trust account of $6,440,067. Changes in operating assets and liabilities provided $661,988 of cash from operating activities. For the nine months ended September 30, 2025, cash flows from investing activities were $250,000.

As of September 30, 2026, we had cash of $206,959,410 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account (less permitted withdrawals and deferred underwriting commissions) to complete a business combination. To the extent that our shares or debt are used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity.

As of September 30, 2026, we had cash of $1,225,603 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, as well as pay our advisors.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential business combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. As a result of the Extension approved at the Extension Meeting on October 23, 2026, the Company has until November 25, 2026 to consummate a business combination and may, if requested by the Sponsor and without another shareholder vote, further extend such date on a monthly basis up to May 25, 2027. In connection with the Extension Meeting, holders of 11,331,102 public shares redeemed their shares for an aggregate of $122,435,287, which significantly reduced the amount held in the trust account. Should a business combination not occur by the end of the Combination Period (no later than May 25, 2027), there may be a mandatory liquidation of the trust account and subsequent dissolution of the Company. Such potential liquidity shortfalls and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. We began incurring these fees on October 23, 2024, and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, we have agreed, pursuant to the administrative services and indemnification agreement with the Sponsor, that we will indemnify the Sponsor and its affiliates, including Oaktree Capital Management, L.P., an affiliate of the Sponsor, and its affiliates (“Oaktree”), from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims made by us or a third party, (i) arising out of or relating to our initial public offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Oaktree, and/or (iii) against the Sponsor and/or Oaktree alleging any express or implied management or endorsement by the Sponsor and/or Oaktree of any of our activities or any express or implied association between the Sponsor and/or Oaktree, on the one hand, and us or any of our other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the trust account.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per public unit, or $3,839,806 in the aggregate, $3,500,000 of which was paid on October 25, 2024, and $339,806 of which was paid on October 30, 2024, in connection with the closing of the partially exercised over-allotment option granted to the underwriters of our initial public offering. In addition, in connection with the closing of the initial public offering on October 25, 2024, and the closing of the partially exercised over-allotment option on October 30, 2024, $0.35 per public unit sold, or $6,719,660 in the aggregate, became payable to the underwriters for deferred underwriting commissions. The deferred underwriting fee will be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Due to the partial exercise of the over-allotment option and forfeiture of the remaining option by the underwriters on October 30, 2024, the Sponsor forfeited 231,492 founder shares at no cost to the Company.

Registration and Shareholder Rights Agreement

We entered into a registration and shareholder rights agreement in connection with our initial public offering pursuant to which the Sponsor, and its permitted transferees, if any, are entitled to certain registration rights with respect to the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in the private placement units (including any private placement units that may be issued upon conversion of working capital loans), and any Class A ordinary shares issuable upon conversion of private placement warrants. The Sponsor is entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the Sponsor has certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Further, pursuant to such agreement, the Sponsor, upon and following consummation of an initial business combination, is also entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

For more information on contractual obligations and related party transactions, see Note 4 and Note 5 in the notes to the unaudited condensed financial statements contained elsewhere in this Report.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Current and anticipated future events might affect the determination of whether certain estimates are considered critical by management.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
for the year ended December 31, 2025 filed with the SEC on March 26, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K,
except as set forth below.
The redemption of approximately 59% of our public shares in connection with the Extension has substantially reduced the amount held in the trust account and our public float, which may make it more difficult to complete our initial business combination and to maintain the listing of our securities on Nasdaq.
In connection with the Extension Meeting held on October 23, 2026, holders of 11,331,102 public shares exercised their right to redeem their shares for an aggregate of approximately $122.4 million, and 7,867,927 public shares remain outstanding. As a result, less cash is available in the trust account to fund an initial business combination, which may make us a less attractive partner to prospective target businesses and may make it more difficult to satisfy any minimum cash condition in a business combination agreement. The reduced number of public shares may also reduce the liquidity of our securities and our ability to satisfy Nasdaq’s continued listing requirements. If we are unable to complete an initial business combination by the end of the Combination Period (no later than May 25, 2027), we will be required to cease operations, redeem our public shares and liquidate, and our warrants will expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On July 15, 2024, Oaktree Acquisition Holdings III LS, L.P. paid $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,031,250 of our Class B ordinary shares, or approximately $0.005 per share. On September 9, 2024, in connection with its dissolution, Oaktree Acquisition Holdings III LS, L.P. transferred the 5,031,250 Class B ordinary shares to the Sponsor, and assigned all its rights and obligations under the securities subscription agreement dated July 15, 2024 to the Sponsor. Such securities were issued in connection with our organization and subsequently transferred pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding any private placement shares included in the private placement units purchased by the Sponsor) upon completion of our initial public offering. In connection with the partial exercise on October 30, 2024 of the over-allotment option that was granted to the underwriters of our initial public offering, the Sponsor forfeited 231,492 founder shares at no cost to the Company.
The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Oaktree Acquisition Holdings III LS, LLC was to act as the company’s sponsor in connection with its initial public offering.
The Sponsor also purchased pursuant to a written agreement 583,981 private placement units, at a price of $10.00 per private placement unit, in connection with the closing of our initial public offering and the partial exercise of the over-allotment option. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.
On October 23, 2026, the Sponsor converted 4,798,758 of our Class B ordinary shares into an equal number of our Class A ordinary shares on a one-for-one
basis (the “Conversion”). The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, and are not entitled to any funds held in the trust account. Following the Conversion, 1,000 Class B ordinary shares remain issued and outstanding. The issuance of Class A ordinary shares upon the Conversion was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) thereof.
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
” in our Annual Report on Form
10-K.
If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account and funds from our permitted withdrawals are insufficient to allow us to operate through the end of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search and to complete our initial business combination.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Trading Arrangements
During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in
Rule 16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

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

OAKTREE ACQUISITION CORP. III LIFE SCIENCES

Date: November 13, 2026	By:	/s/ Zaid Pardesi
	Name:	Zaid Pardesi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ George A. Martinez
	Name:	George A. Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)